Form 10KSB40
period 1998-07-31
AMERICAN QUANTUM CYCLES INC
filed 1998-09-24
CIK 1041970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended April 30, 1998
                          Commission File No. 000-24083


                          AMERICAN QUANTUM CYCLES, INC.
                 (Name of Small Business Issuer in Its Charter)

             Florida                                       59-2651232
   (State of Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

   731 Washburn Road, Melbourne, Florida                       33434
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (407) 752-0008
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:       None
                                                                ---------------

                                                     Name of Each Exchange
       Title of Each Class                            on Which Registered

================================             ===================================

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
                                                                -------------
par value $.001
-----------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes           No
                                                 -----        -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

         State issuer's revenues for its most recent fiscal year:   $ 192,856
                                                                     --------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                              Yes           No
                                                  ----         ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,827,545  shares of Common Stock, $.001 par value, as of September 30,
         ----------
 1998.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS
                  -----------------------
Introduction

         American Quantum Cycles, Inc. (the "Company"), a development stage company, designs, manufactures, markets, distributes and sells American-made, high performance V-twin engine cruiser and touring style motorcycles. These motorcycle products include stock models, and motorcycles built to customer specified configurations. Utilizing its "just in time" approach (i.e. ordering parts on an as-needed basis to minimize inventory and work-in-progress costs, as well as the "build to order" production process) to manufacturing, the Company believes that it can manufacture a high quality product utilizing mass production. The Company believes that this approach is also advantageous for configure-to-order products, which in turn, will likely yield greater customer satisfaction and reduce the need for added cash flow. The Company also expects that its motorcycles will be lower in price compared to the other major source of high performance, customer specified motorcycles, which is small customization shops.

         The Company is initially focusing on the manufacture and sale of heavyweight motorcycles and has commenced small-scale production of its initial heavyweight cruiser, the Q2, which was first unveiled at the Sturgis Motorcycle Rally in Sturgis, South Dakota, in August 1997. The Company has produced 32 motorcycles since that time 24 of which have been sold to dealers and/or consumers. The remaining 8 motorcycles have been used for regulatory compliance testing, marketing and long term testing. Bikes allocated to marketing have been used to take to rallies and conferences including the Indianapolis Dealers Conference, Daytona Beach Bike Week, Laconia Bike Week and many others. The Company has entered into letters of intent with 14 prospective dealers many of whom have already begun marketing the Company's products.

         The Company projects significant investment in plant and people which will support a significant ramp-up in monthly production of motorcycles and engines during the next twelve months. Investment in plant, include manufacturing equipment, materials handling equipment along with computer hardware and software (enterprise resource planning software including integration with the Company's dealer oriented intranet). During this same period, the Company's headcount (number of full time employees) is projected to increase from 44 to over 70. Most of the increase in headcount will be in production and key support functions such as quality control, procurement and inventory management.

         The Company was originally incorporated as a Florida corporation on March 20, 1986 as "Norbern, Inc." and on May 8, 1997, the Company changed its name to "American Quantum Cycles, Inc." The Company had no operations prior to May 9, 1997, when it issued 2,414,285 shares of its common stock in exchange for management, equipment and other assets to enable the Company to manufacture, distribute and sell American-made motorcycles, motorcycle parts and related products. Subsequently, the number of shares issued inthis transaction was adjusted to 1,261,075. See Item 12 - "Certain Relationships and Related Transactions." The Company's fiscal year end is April 30. Its executive offices are located at 731 Washburn Road, Melbourne, Florida 32934; Telephone
(407) 752-0008.

The Industry and Market

         According to statistics published in Harley-Davidson's 1997 public reports, touring and cruiser models represented approximately 80% of retail unit sales in the U.S. heavyweight market. Heavyweight motorcycles, in turn, represented approximately half of retail motorcycle unit sales in the overall United States market in 1996. Touring and cruiser motorcycles are the only types of heavyweight motorcycles that the Company plans to design, market, distribute and sell, and its first product is a heavyweight cruiser.

         According to the Motorcycle industry Counsel, U.S. registrations of new heavyweight motorcycles increased by approximately 9.6% in 1996 over 1995 registrations, and U.S. registrations of new heavyweight motorcycles increased by 59% from 1992 through 1996. In order to assist the Company in marketing it's motorcycle, the Company retained the services of Tangram Corporation, a marketing research firm. The Company intends to use the marketing information compiled by Tangram to structure it's promotional and sales techniques.

         The international market for heavyweight motorcycles has seen strong growth in the last few years. The European market grew at a 7.2% rate during 1997. Based on information provided to the Company by its International Export Manager, Ferrex International, Inc., an export management company ("Ferrex"), Germany was the largest purchaser of American manufactured heavyweight motorcycles with $76.6 million in sales for 1996, followed by Canada ($67.9 million), Japan ($46.8 million), Australia ($31.1 million), and the Netherlands ($21.8 million).

         Motorcycle buyers today have three choices in buying a high performance cruiser or touring motorcycle: (i) to buy new American made products from small manufacturers (e.g.: Titan, Big Dog, Etc.); (ii) to buy a foreign made product; or (iii) to buy a new Harley Davidson product and pay up to $15,000 extra to custom-build to desired specifications. The Company intends to fill this market gap by providing an American-made, American-styled motorcycle with advanced engineering and technology delivering high performance. Since its initial promotional event at the Sturgis Motorcycle Rally in Sturgis, South Dakota, the Company has received more than 443 dealer inquires as of June 29, 1998 to sell the Company's American- made line of motorcycles and motorcycle parts.

Strategy

         The Company's goal is to continue to produce what management of the Company believes is a superior U.S. made V-twin motorcycle utilizing quality materials and workmanship to build a financially successful Company. The Company will seek to establish a strong market share, both domestically and internationally, by offering high level custom-built motorcycles and motorcycle products to customers through the development and installation of a proprietary Intranet/Extranet system (designed to continually track and control inventory and production) for use by dealers, customers and the Company . See "The Company Intranet/Extranet System."

         To increase the Company's motorcycle production capacity, the Company recently completed a modification to its production facility. The modification provided space in which the Company established a second motorcycle production line which management of the Company believes will double the Company's motorcycle production capabilities.

Products

         The Company's first model, a heavyweight cruiser motorcycle (the Q2), has been designed with major product goals including (i) American styling; (ii) handling; (iii) durability; and (iv) performance.

         American Styling: The Company believes the dimensions, angles, components and selection of materials (including the use of polished aluminum as opposed to chrome) used in the Q2 incorporates the heritage of American styled motorcycles from the 1950's, and at the same time, integrates technologies of the late 1990's. For example, the painting process used by the Company prevents paint from chipping, since the paint is electrically charged and baked at extremely high temperatures for a glossy, durable finish (which the Company believes also makes the motorcycle frame more durable). Additionally, there is an expansive variety of customized colors and designs available through this powder coating process.

         Handling: A number of factors contribute to the ease of handling of the Q2, which has been designed to be completely balanced so that the center of gravity is in line with its rider. The inverted front forks of the Q2 model, typically only seen on racing motorcycles, absorb shock and provide steady contact with the road, to deliver ease of handling under high performance conditions. The engine and transmission are rubber mounted (triple isolation), based on the Company's proprietary design to minimize vibration and further enhance smooth and easy handling. Many of the materials used in the Q2 have been selected for high strength-to-weight ratios.

         The Company will invest in the research and development of two new product lines during the next twelve months: a Touring motorcycle and a 96 cubic inch engine. The touring motorcycle will be a second product line to the existing Cruiser model and will include saddlebags and windshields/fairing. The Touring motorcycle is targeted at one of the fastest growing market segments. The 96 cubic inch engine will use the same 4-valve technology as the Company's present 88 cubic inch engine. With the larger displacement, the Company projects an increase in peak horsepower in the 10-20% range, which should maintain the Company's competitive position in engine price/performance. Neither the Touring motorcycle nor the 96 cubic inch engines are required product introductions in the next twelve months in order to achieve the Company's business plan and financial objectives.

         The Company believes that while competitive products in the Q2's price class require annual repairs and continual upgrades and enhancements, these repairs, upgrades and enhancements will not be necessary with the Q2 model. The Company believes that the Q2's frame wears well through all environmental and use conditions, and its aluminum parts can be polished to a soft gleam without corroding or peeling. The balanced components and engine/transmission triple isolation mounts dramatically reduce vibration, which adds to durability and longevity. Additionally, a number of components (including the oil tanks), are made from stainless steel which also add to the corrosion resistant durability. Aluminum parts dissipate heat better than the low-grade steel used by competitors, further increasing long-term durability.

         The Company believes the single most outstanding feature of the Company's product line is its proprietary design of the four stroke, four valve V-twin engine, which it expects will deliver the greatest power efficiency (measured by horsepower over key rpm ranges) in its model class (heavyweight cruisers). The Company's proprietary engine includes head designs licensed on an exclusive basis from Feuling Advanced Technologies, Inc. ("Feuling"), a company, which develops engine head technologies. See "Business- Intellectual Property Rights." The resulting engine design delivers greater power, less pollutants, cooler operating temperatures and greater mileage all at the same time. Based on preliminary results from the Environmental Protection Agency ("EPA") testing facility in Fort Worth, Texas, the Company believes that its engine is one of the cleanest, most powerful engines in its motorcycle class on the road today. The Company has completed the EPA testing program and is awaiting official certification and is expected prior to November 1, 1998.

         The Company has developed what is believed are close and efficient relationships with all of its suppliers. Approximately 60% of the motorcycle components are manufactured to the Company's specifications by machine shops located throughout the United States. The remaining 40% of the components needed to complete the motorcycle produced by the Company, are purchased from parts manufactures and catalog distributors (e.g. tires, wheels, seats, lights, batteries, and other off-the-shelf parts).

Manufacturing

         The Company has designed and produced forty-two motorcycles since August 1998, thirty four of which are sold, six are used for marketing purposes, and two for engineering and regulatory testing. During the remainder of the calendar year 1998, the Company anticipates producing 300 additional motorcycles. This projection is based on a plan to ramp production through refinement of the assembly process and investing in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts, and conveyor belts. The total monthly production is projected to increase from 30 motorcycles to 120 motorcycles in November with the addition of a second assembly line and starting two shift operations. Production is projected to be increased to 188 motorcycles per month from January through April 1999. Currently, the Company's existing manufacturing process consists of outsourcing all manufacturing of parts and subassemblies to subcontractors with only final assembly, testing and quality control being carried out at the Company's facilities. In order to obtain acceptable control over supply and cost of parts, a number of parts and subassembly manufacturing processes will be maintained in-house starting late summer 1998. In the meantime, the company has established long-term contracts with major subcontractors, vendors and secondary and tertiary backup suppliers to insure the constant and scalable flow of parts to the Company's plant in Melbourne, Florida.

         The Company will invest in the research and development of two new product lines during the next twelve months: a Touring motorcycle and a 96 cubic inch engine. The Touring motorcycle will be a second product line to the existing Cruiser model and will include saddlebags and windshields/fairing. The 96 cubic inch engine will use the same 4-Valve technology as the Company's present 88 cubic inch engine. With the lager displacement, the Company projects an increase in peak horsepower in the 10-20% range, which should maintain the Company's competitive position in engine price/performance. Neither the Touring motorcycle nor the 96 cubic inch engines are required product introduction in the next twelve months in order to achieve the Company's business plan and financial objectives

Intranet/Extranet System

         One of the Company's goals is to provide its customers with an efficient means of selecting the exact product configuration desired, as well as to provide an effective manner to continually track the progress of the production of any specific product at any given time. To help implement these strategies, the Company is has developed a PC-based kiosk Intranet/Extranet System (the "Dealernet"), using an interactive CD-ROM (or DVD) storing three-dimensional images of its products that it expects will be installed at dealer locations by December, 1998. A prototype has been developed and is being reviewed by dealers and consumers for ease-of-use and effectiveness. A mailer of the completed Dealernet library of bike selections (on CD) was sent to 2,000 prospective dealers during the week of July 24, 1998 as a promotional tool and as an invitation to visit the Company's booth at the Sturgis, South Dakota Rally. By selecting alternate choices viewed on a computer screen, a customer will be able to select a precise motorcycle configuration with selected options tailored to that customer's requirements. The customer will also know the cost of each option, and continuously be apprised of a corresponding graphic image, which can be easily modified. Once a customer agrees to purchase the Company's motorcycle that meets his or her unique specifications, a contract for sale can then be executed. Each sales order will then be assigned a unique bar code number that will serve as an order and tracking number for the dealer, the customer, and the Company's production plant, enabling each to monitor the progress of the production of product. Prototypes of the Dealernet have been completed and portions will soon be available for viewing at the Company's website (www.quantumcycle.com) ("Website").

Marketing

         The Company's marketing program will focus on two major objectives: (i) corporate/product name identification; and (ii) lead generation for the sales and distribution channels. Corporate product name and product identification will be accomplished through advertising, promotions, public relations and participation in major motorcycle events (such as the Sturgis Race and Rally in Sturgis, SD and the Daytona Beach Rally). The Company also will sponsor racing activities and special promotional events and will participate in most major motorcycle consumer shows and rallies. To establish the Company's brand name among the motorcycling public, the Company first unveiled its prototype, the Q2, at the Sturgis Rally in August 1997. The Company also intends to eventually sell a wide variety of apparel products such as hats, T-shirts and jackets with the Company's logos and intends to license certain of its trademarks on a broad range of consumer items to increase public exposure and familiarization with its brand name.

         Lead generation activities will be tailored to support each product line including motorcycles, engines/parts, accessories and will be matched to each sales channel, including dealers, the Internet, third party distribution partners, and others. The primary effort will be focused on generating leads to which dealers can sell motorcycles and engines. All leads generated at the local level will be entered and tracked by a corporate lead tracking and management system. This will provide sales management support to dealers. The lead management and tracking system will also allow the Company to monitor sales progress of the dealers. The demographic data of buying customers will be cross-referenced to the lead database to further tighten the demographic focus for the product line and subsequent marketing programs. Geographic regions of unusually low sales productivity (with high targeted demographic densities) can be identified and targeted for special promotional efforts.

         The Company will use print media advertising and direct marketing to generate leads to support its dealer sales programs. Print media advertising will focus on national motorcycle magazines (typically with full page, full color ads) and local newspaper ads in concert with dealers' local promotional activities. Local radio and cable TV ads will be evaluated on a location by location basis depending on reach, frequency, and cost.

         The type and amount of marketing to support each of the Company's local dealers will be determined by the Company's market research program. Demographic market research complemented by telephone survey feedback on the product has been completed to confirm and refine the target demographics for the Company's product line. All direct marketing campaigns will be carried out with a local focus and will be timed to support the launch of new dealers. The Company believes direct mail programs including expensive give-aways (such as promotional CD's, high quality posters and merchandise) can be cost-justified on such a tightly focused, local basis. All ad and promotional campaigns will be available on the Company's Website.

Distribution and Sales

         The Company's distribution channels will typically consist of independently owned full-service dealerships to whom the Company will sell directly. The Company will also sell directly to consumers through various media, including the Internet, but only in those geographic regions in which there are no authorized the Company dealerships. All the Company dealers will carry Company replacement parts and aftermarket accessories and perform servicing of the Company's motorcycle products.

         The Company has entered into its first dealership agreement with a dealer located in Tampa, Florida (who has an option and plans for a dealership in the Orlando, Florida territory), and a distribution agreement with Ferrex. Ferrex is presently doing business in Europe, the Pacific Rim and various countries in Latin America. The Company's agreement with Ferrex stipulates that Ferrex has the opportunity to sell The Company products to any country outside North America, but Ferrex must first establish a dealership in any single country in order to have the exclusive rights to that country.

         The Company currently has executed letters of intent from 24 dealers located in Various States in the US, each dealer makes a minimum commitment to buy ten (10) Motorcycles upon signing the dealer Agreement. As a result, the twelve dealers represent bookings of 240 motorcycles. Currently 180 of the 240 are in the production cycle. Other additional dealers have expressed a very strong interest and their applications are in process of being evaluated. The Company has 20 returned applications from dealers, which are in the process of review and follow-up. The Company has also sent out 443 information packets in response to requests for information.

         Dealership requirements include favorable building locations, display area size, traffic surveys, local geo-demographics and financial condition. Each dealer will be expected to provide adequate storefront and service areas. The Company anticipates that a minimum of 2,000 square feet will be required and traffic exposure will need to be at a level of not less than 35,000 cars per day. Dealers will purchase product and stock parts and engines via the Company's dealer Intranet.

         The Company also intends to enter into distribution agreements for the sale and delivery of 4-VALVE(R) engine kits, and may include national catalog distributors or major parts and subassembly suppliers. The Company will also have a direct sales staff to promote and sell the 4-VALVE(R) engine to the Harley-Davidson customization aftermarket.

Intellectual Property Rights

         The Company believes that it has the exclusive right to use the trademarks AMERICAN QUANTUM CYCLES, Q, Q2, and QX, along with certain related word and design trademarks in the United States and in certain foreign countries in connection with the manufacture and sale of motorcycles and related structural parts. In addition, the Company believes that it has the right to use certain of these marks on ancillary merchandise and apparel. The Company also believes that it has obtained common law rights through the use of these marks on its prototype motorcycles and ancillary merchandise and apparel that are independent of the United States Patent and Trademark Office ("PTO") registration process. In addition, the Company has filed for trademark protection for the marks "American Quantum Cycles", the "Q", "Q2" and "QX". In some instances, these rights may be dependent upon pending applications to register the marks in a foreign country. A failure to obtain such registrations could impair the Company's rights to use a mark in a particular country.

         The Company owns copyrights for its designs used as trademarks on documents generated in the course of its operations. The Company intends to register its copyrights, designs and promotional materials and other works with the U.S. Copyright Office as appropriate.

         The Company owns no patents directly, nor has it filed or been assigned any patent applications. The Company believes, however, that a number of elements of the Q-series of motorcycle design have the potential to receive patents. In the foreseeable future, the Company intends to file patent applications for certain of the patentable elements. The Company will also actively seek to license and/or purchase additional intellectual property rights to enhance the market competitiveness of its product line.

         The Company is not aware of any claims of infringement against the Company and the Company is not, and has not, been involved in any court proceedings regarding its intellectual property rights. There are no outstanding claims by the Company against anyone for violation of the Company's intellectual property rights.

         In August 1997, the Company entered into a license agreement (the "Agreement") with Feuling Advanced Technology, Inc. ("Feuling") whereby the Company, as licensee, obtained a license to use certain proprietary technologies including, among other things, patents, trade secrets, techniques, tooling designs, product designs, and trademarks (including AR(R), 4- VALVE(R), CVX(R), RAM CHAMBER(R) and RACE FEET(R)). Pursuant to the terms of the Agreement, so long as the Company pays Feuling certain royalty payments of approximately $235,000 (which have been paid in full), and complies with certain other provisions including non-disclosure of the proprietary technology, the Company has an exclusive license (for motorcycle applications) in perpetuity for the 4-Valve technology. This technology will be used in connection with the manufacture of the Company motorcycles and bolt-on kits for the Harley Davidson motorcycles which feature the evolution engine, evolution big twin, other Harley Davidson clones and aftermarket parts.

Competition

         As of December 31, 1996, Harley-Davidson, Honda, Suzuki, Kawasaki, and Yamaha had the largest market share of the U.S. heavy weight motorcycle market. The Company's primary competitor in the U.S. heavyweight market is expected to be Harley-Davidson (which, in 1996, had a market share of 48% of new U.S. and 7% of the European heavyweight motorcycle registrations). Harley Davidson has been the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. Several of the major foreign manufacturers compete against Harley-Davidson in the domestic market by selling motorcycles with a "nostalgic" American design.

         Two new American made motorcycle competitors are scheduled to enter the marketplace in 1998. Polaris, a one billion-dollar manufacturer of snowmobiles, jet skis and other recreational vehicles have announced its heavyweight cruiser, the Victory, for sale through some of its dealers. Excelsior-Henderson, a publicly funded start-up, is expected to offer a heavyweight cruiser in late 1998.

         The market for new and customized motorcycles is extremely competitive. While there are substantial barriers to entry, the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends on a number of factors: market presence; timely delivery of made-to-order motorcycles; the pricing policies of its competitors and suppliers; the timing and introduction of new products and services by the Company as compared to its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends. There can be no assurance that the Company will be able to successfully compete with other Company's involved in the business of manufacturing and marketing customized motorcycles or motorcycles in general.

         The U.S. and worldwide motorcycle markets are highly competitive and all of the Company's existing major competitors have resources that are substantially greater than those of the Company, as well as larger overall sales volumes and are more diversified than the Company. The Company intends to gain market share against such competitors by offering the leading price/performance American designed and built Cruiser on the market. The Company's competitive research has confirmed that the Product provides more engine performance (measured by peak torque and peak horsepower ) per retail price dollar than any American made competitor and most foreign made competitors' products. The Company will also gain market share against these competitors by offering a greater level of customization out of the factory(e.g. choices of seats, wheels, handlebars, paint designs, paint color, etc.) than any other competitor. This market leading customization will be emphasized to the consumer by the Internet-based Dealernet sales tool on which the consumer will configure their customized motorcycle to their taste and preference. Finally, the Company is expected to gain market share after announcing the only other American built high performance Touring motorcycle at this year's Sturgis Rally (first week in August 1998).

         There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company could have a material adverse effect on the Company's business, operating results and Financial condition.

Government Regulations

         Commercial sales of the Company's motorcycles depend upon compliance with certain government regulations and the Company is designing its motorcycles to comply with all such regulations. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution, which affect the business and operations of the Company. In particular, the Company's motorcycles will be subject to the emissions and noise standards of the U.S. Environmental Protection Agency and the more stringent emissions standards of the State of California Air Resources Board ("CARB"). The Company initiated the testing of its motorcycles in November 1, 1998 to meet the emission standards designated by the CARB. There can be no assurance that the Company's motorcycle will meet such emission standards. Preliminary results indicate that the Q2 and its associated 4-VALVE(R) engine will pass all CARB requirements. The Company's motorcycles also will be subject to the National Traffic and Motor Vehicle Safety Act and the rules promulgated thereunder by the National Highway Traffic Safety Administration.

          The State of Florida requires that the Company be licensed as a manufacturer of motor vehicles and each of the Company's dealers are required to be licensed as a motor vehicle dealer in the jurisdictions where the businesses are located.

Employees

         The Company currently has forty-four employees, sixteen of which are in management and administration, five are in engineering and design, nineteen are in production and manufacturing, four are in marketing and two are in sales. The Company retains a number of part and full-time consultants in the areas of management, engineering drawing maintenance, advertising artwork and Website maintenance.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

         The Company currently leases approximately 17,030 square feet of warehouse space and an additional 6,016 square feet of office space, for a total of approximately 23,046 square feet, located at 711-731 Washburn Road, Melbourne, FL 32934 (the "Property"). The current monthly rental amount is $6,189 including Florida sales tax.

         The lease on the Property commenced on May 1, 1997 and continues through April 1999, with two additional three-year options for renewal at the Company's option. If the Company elects to renew its lease, after the first two years, the annual rental will be adjusted by an additional 5% per year. With a four-year lease and an option to vacate after two years with six months notice. The payment is based on a variable rate mortgage. The interest on the loan decreases resulting in payments being reduced to approximately $887 over a four-year period.


ITEM 3.           LEGAL PROCEEDINGS
                  -----------------

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  SHAREHOLDERS
                  -------------------------------------------

         On February 21, 1998, the Company obtained the written consent of a majority of the shareholders of its issued and outstanding common stock to increase the number of shares of common stock available under its stock option plan from 500,000 to 3,000,000.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  MATTERS
                  -------------------------------------------------

         As of September 1, 1998, there were approximately 163 shareholders of record of the Company's Common Stock. The Company's Common Stock is currently listed for trading on the over-the-counter bulletin board under the symbol "AMQC". The following table sets forth, for the period since August 12, 1997, the high and low closing sales prices for the Common Stock as reported by the OTC Bulletin Board.

                                                                                    Common Stock
                                                                                    ------------
                                                                           High                    Low
                                                                           ----                    ---
August 12, 1997 - September 30, 1997                                       10.00                   5.50
October 1, 1997 - December 31, 1997                                        10.625                  6.00
January 1, 1998 - April 30, 1998                                           8.00                    3.375
May 1, 1998 - July 30, 1998                                                6.50                    3.50
August 1, 1998 - September 22, 1998                                        2.59                    1.58

         The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 5701 N. Pine Island Road, Tamarac, Florida 33321.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS
                  -----------------------------------------------

         The Company projects significant investments in plant and people which will support a significant ramp-up in monthly production of motorcycles and engines during the next twelve months. Investment in plant includes manufacturing equipment, materials handling equipment along with computer hardware and software (enterprise resource planning software including integration with the Company's Dealer oriented Intranet). During this same period, the Company's headcount (number of full time employees) is projected to increase from 44 to over 70. Most of the increase in headcount will be in production and key support functions such as quality control, procurement and inventory management.

         During the remainder of calendar year 1998 the Company anticipates producing 300 additional motorcycles. This projection is based on a plan to ramp production through refinement of the assembly process and investment in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts and conveyor belts. The total monthly production is projected to increase from 30 motorcycles to 120 motorcycles in November with the addition of a second assembly line and starting two shift operations. Production is projected to be increased to 188 motorcycles per month from January through April 1999.

         The Company will invest in the research and development of two new product lines during the next twelve months: a Touring motorcycle and a 96 cubic inch engine. The Touring motorcycle will be a second product line to the existing Cruiser model and will include saddle bags and windshields/fairings. The Touring motorcycle is targeted at one of the fastest growing market segments. The 96 cubic inch engine will use the same 4-Valve technology as the Company's present 88 cubic inch engine. With the larger displacement, the Company projects an increase in peak horsepower in the 10-20% range which should maintain the Company's competitive position in engine price/performance. Neither the Touring motorcycle nor the 96 cubic inch engine are required product introductions in the next twelve months in order to achieve the Company's business plan and financial objectives.

         Equity investments will be raised during the next twelve month period to support these investments and provide the operating capital to reach cash-positive operations. A Private Placement Memorandum is planned for October 1998 which is projected to raise a minimum of $5 million. A public secondary offering is planned for mid-fiscal year 2000 which is projected to raise a minimum of $25 million. A minimum of $8 million will be needed to fund the investments and support operational cash flow needs (e.g. procurement of parts for production) in order for the Company to accomplish its business plan goals and objectives for Fiscal Year 98/99. The Company believes that upon the completion of the offerings and the receipt of the proceeds therefrom, it will have the necessary liquidity and capital resources to sustain planned operations for the 12 month period following the Offering.

         In the event that the Company's internal estimates relating to its planned expenditures prove materially inaccurate or the Company's development and marketing efforts do not result in significant product sales, the Company may be required to reallocate funds among its planned activities and curtail certain planned expenditures. In any event, the Company is unable to predict whether revenues from operations will be sufficient to fund the Company's working capital requirements beyond 12 months. Therefore, the Company may be required to obtain substantial additional financing through equity or debt financings, collaborative arrangements or otherwise. There can be no assurance as to the availability or terms of any required additional financing, when and if needed. In the event that the Company fails to raise any funds it requires, it may be necessary for the Company to significantly curtail its activities or cease operations.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------

                  The financial statements are included under Item 13(a) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  ------------------------------------------------

                  Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT
                  --------------------------------------------------------

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Executive Officers and Directors

         Name                       Age              Position
         ----                       ---              --------
Richard K. Hagen                    40               Chief Executive Officer, Chief Financial Officer
                                                     President, and Chairman of the Board
Jim Cheal                           53               Vice President and Director
Robert L. Guess                     36               Vice President
Douglas W. Paik                     55               Vice President and Director
Michael Smith                       47               Vice President
Jeffrey W.  Starke                  42               Vice President and Director
Denise O'Brien                      45               Director
Gary Irving                         54               Acting Chief Operating Officer







Linda Condon                        50               Director of Finance
Frank Aliano                        38               Vice President
Tom McClinton                       47               Director of Dealer Relations

         Unless otherwise noted, the address of each of the executive officers, directors and significant employees is 731 Washburn Road, Melbourne, FL 32934.

         Richard K. Hagen has served as the Company's Chief Executive Officer, President and Chairman of the Board since November 1, 1997 and its Chief Financial Officer since September 22, 1998. From March 1994 to November 1997, Mr. Hagen was the founder and principal of MARKTECH Group, Inc., an Internet/Extranet consulting company. Between November 1990 and March 1994, Mr. Hagen was the operating officer and general manager of Syscon Services, an engineering services and system integration subsidiary of Harnischfeger Industries. Mr.
Hagen is a 1981 graduate of the U.S. Naval Academy.

         Jim Cheal has been employed by the Company since May 1997 and has served as Vice President and Director since February 1998. Mr. Cheal was a professional photojournalist with Time-Life Publications from 1975 to 1997.

         Robert L. Guess has served as a Vice President of the Company since November 1, 1997, as its President from May 1997 to November 1, 1997, and a member of the Board of Directors since July 1997. From December 1996 to May 1997, Mr. Guess served as consultant to Messrs. Cheal and Starke each of whom are Vice Presidents and Directors of the Company, in connection with the development and implementation of the business plan of the entity from whom the Company purchased substantially all of its assets. From March 1996 to December 1996, Mr. Guess was the owner of Team Enterprise Miami, Inc., a direct product marketing company. From July 1995 to March 1996, Mr. Guess was the Southeast District Manager of marketing of Toast of the Town, Inc. a direct product marketing company. From February 1995 through April 1996, Mr. Guess was the owner, president and director of Snack Shack, Inc. which distributed wholesale snacks and novelty candies. From March 1980 through September 1994, Mr. Guess served as an Officer in the United States Navy.

         Douglas W. Paik has served as a Vice President, Secretary and a member of the Board of Directors of the Company since July 1997. From January 1997 to July 1997, Mr. Paik worked in the Human Resources division of Sprint and from January 1982 to January 1997, Mr. Paik was Senior Manager of Human Resources with the Harris Corporation, a publicly traded company that manufactures electronics equipment with over $3.5 billion in revenues.

         Michael Smith has served as the Company's Vice President and Sales Manager since February 22, 1998. From March 1997 to February 1998, Mr. Smith was a consultant for Carl's Speed Shop in Daytona Beach, Florida. Between March 1996 and March 1997, Mr. Smith was a retail sales consultant with Arlen Ness Enterprises, Inc., a producer and marketer of motorcycle apparel and accessories located in California. From February 1995 to March 1996, Mr. Smith served as the Customer Relations Manager for Stone Ridge Motors, an automobile dealership in San Francisco, CA. From January 1993 to February 1995, Mr. Smith was a sales and leasing consultant with the Ford Motor Company dealership in Dublin, California.

         Jeff Starke has been Director and Vice President of the Company since February 1998. Between May 1997 and February 1998, Mr. Starke served as Director of Engineering, Manufacturing and Design of the Company. From January 1995 to January 1996, Mr. Starke was a Director and Vice President of American Motor Works, Inc., which designed and manufactured motorcycles. From March 1992 to January 1995, Mr. Starke was Vice President of Harley Motor Works, Inc., which designs, builds and sells Harley Davidson motorcycles and motorcycle parts.

         Denise O'Brien has served as a Director of the Company since July 1997. She has been the trading manager for Wanger Asset Management since 1992, where she is an investment advisor. Ms. O'Brien is the sister of Mr. Starke.

         Gary W. Irving has served as the acting Chief Operating Officer of the Company since January 5, 1998. Between March 1997 and December 1997, Mr. Irving was Vice President and General Manager for Strategic Product Management at Litton-PRC, a $1 billion subsidiary of Litton Industries an aerospace design and commercial electronics company. Between May 1994 to February 1997, Mr. Irving was Executive Vice President and Chief Operating Officer of the MARTECH Group, Inc., an Internet/Extranet consulting company. From June 1993 to January 1994, Mr. Irving was Vice President and General Manager at Instant Video Technologies, Inc. From December 1993 to June 1993, Mr. Irving was director for imaging system sales at I-Net. From October 1989 to October 1992, Mr. Irving was a Vice President at PRC.

         Frank L. Aliano has served as the Company's Vice President of Production since May 1998. From October 1993 until May 1998, he was Vice President of Engineering and Product Development for Big Dog Motorcycles which he helped build as a co-founder. From January 1992 to October 1993, he was the owner/operator of A&A Performance, in Wichita, Kansas, which fabricated custom Harley Davidson Motorcycles. From January 1992 to January 1980, he was the owner/ operator of Double Services, Phoenix, Arizona which custom builds and services Harley Davidson and rebuilds and repairs of trucks and heavy equipment. From 1976 to 1980, he was employed by Cummins Southwest as a journeyman mechanic. From 1972 to 1976, he was employed by R.B. Duncan trucking company as a mechanic. From 1971 to 1972, he was employed by Hartford Harley Davidson as a mechanic, which included servicing and rebuilding Harley Davidson Motorcycles. A native of Connecticut, he attended the University of Hartford.

         Tom McClinton has served as the Director of dealer Relations since June 8, 1998. From 1970 to 1976, he was employed by as a parts department counterman for Laidlaw's Harley Davidson in Glendale, California, and as a parts manager for Glendale Harley Davidson in Glendale, California. From 1977 to 1983, he was Co-Owner of Tom's Harley Davidson Salvage, Rosemead, California., which bought and sold motorcycle parts and accessories. From 1984 to 1989 he was the National Account Representative for Custom Chrome, a motorcycle catalog company accounting for two million dollars worth of sales annually. From 1989 to 1991, he was the Owner/Operator of eagles Nest Cycle & Leather, Sea-Tac, Washington. From 1992 to 1993, he was the National Sales Manager for Starwest/Win Products, North Hollywood, California. From 1993 to 1996, he was the Regional Account Manager for Tucker Rocky/Nempco, in Corona, California. From 1996 to June, 1998, he was the Vice President of Part & Accessories and Director of Purchasing for Ultra/Bikers Dream a Custom Motorcycle manufacturing Company in Riverside, California. Mr. McClinton is under a full-time exclusive consulting contract to American Quantum Cycles until September 8, 1998, at which time he will become an employee of the Company.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

Employment Agreements

Richard K. Hagen, Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board. Pursuant to a verbal employment agreement between the Company and Mr. Hagen, in consideration for his services to the Company, Mr. Hagen receives an annual base salary of $200,000. As additional compensation, the Company has also granted Mr. Hagen options to purchase up to (i) 150,000 shares of Common Stock of the Company, par value $.001 ("Common Stock") at $5.00 per share exercisable through February 21, 2003, (ii) 200,000 shares of Common Stock at $6.00 per share which options vest at such time as the Company receives no less than $4,000,000 from a private offering of its securities and which will be exercisable for a period of five years thereafter; and (iv) 200,000 shares of Common Stock at $7.00 per share which will vest at such time as the Company completes an offering for a minimum of $10 million of its securities.

Jim Cheal, Vice President, Secretary and Director. Pursuant to a verbal employment agreement with Mr. Cheal, in consideration for his services to the Company, Mr. Cheal receives an annual base salary of $75,000.

Robert L. Guess, Vice President and Director. Pursuant to a verbal agreement with Mr. Guess, in consideration for his services to the Company, Mr. Guess receives an annual base salary of $50,000. As additional compensation, Mr. Guess received 25,000 shares of Common Stock in October 1997.

Douglas W. Paik, President and Director. Pursuant to a verbal agreement with Mr. Paik, in consideration for his services to the Company, Mr. Paik receives an annual base sale of $50,000. As additional compensation, Mr. Paik received 25,000 shares of Common Stock in October 1997.

Michael Smith, Vice President of Sales and Director. Pursuant to a verbal employment agreement with Mr. Smith, in consideration for his services to the Company, Mr. Smith receives an annual base sale of $80,000. As additional compensation, Mr. Smith received options to purchase up to 10,000 shares of Common Stock at $6.00 per share exercisable through March 1, 2003.

Jeffrey W. Starke, Vice President and Director. Pursuant to a verbal employment agreement with Mr. Starke, in consideration for his services to the Company as of April 1, 1998 Mr. Starke receives an annual base salary of $85,000.

Gary W. Irving, acting Chief Operating Officer. In his capacity as Chief Operating Officer, Mr. Irving earns a base salary of $175,000, although the terms of Mr. Irving's employment with the Company have not been fully negotiated as of the date hereof. In addition to the foregoing, the Company granted Mr. Irving options to purchase 100,000 shares of Common Stock of the Company at $5.00 per share which vested on January 1, 1998, and are exercisable through January 1, 2003.

Frank Aliano, Vice President of Engineering and Design. Pursuant to a verbal employment agreement with Mr. Aliano, in consideration for his services to the Company, Mr. Aliano receives an annual base salary of $65,000. As additional compensation, Mr. Aliano received options to purchase up to 25,000 shares of Common Stock at $5.00 per share. These shares will vest at equal 6,250 share amounts at quarterly intervals commencing May 13, 1998 and are exercisable through May 13, 2003.

Thomas McClinton, Director of Dealer Relations. Pursuant to a contractual consulting agreement with Mr. McClinton, in consideration for his services to the Company, Mr. McClinton receives a salary of $8,333.33 monthly for an initial period of 3 months which commenced on June 9, 1998. As of September 9, 1998 his Consulting services has been extended for a period of one month, at which time he will become a full time employee, although the terms of Mr. McClinton's employment with the Company have not been fully negotiated as of the date hereof.

1997 Amended Stock Option Plan

Incentive and Nonqualified Stock Option Plan
--------------------------------------------

         On June 15, 1997, the Board of Directors and a majority of the Company's shareholders ("Majority Shareholders") adopted the Company's 1997 Stock Option Plan (the "Plan"). On February 21, 1998, the Plan was amended by Consent of the Board of Directors and Majority Shareholders to increase the number of Plan Options, as hereinafter defined, from 500,000 to 3,000,000.

         The Plan works to increase the employees', consultants' and employee directors' proprietary interest in the Company and to align more closely their interests with the interests of the Company's shareholders. The Plan will also aid the Company in attracting and retaining the services of experienced and highly qualified professionals. Under the Plan, the Company intends to reserve an aggregate of 3,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") of the Company will administer the Plan which includes, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant. The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan. Officers, directors, key employees and consultants of the Company and its subsidiaries (if applicable in the future) will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason (other than his death or disability or termination for cause), or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason (other than death or disability), the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on approximately 10 years from the date of the Plan's adoption. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

         As of September 22, 1998, 2,195,000 Plan Options have been granted pursuant to the Plan, although not all the Plan Options have vested as of the date hereof.

                                            Summary Compensation Table

                                                 Annual Compensation              Long-Term Compensation
                                                 -------------------------------------------------------
                                                   Awards                Payouts
                                                   -----------------------------

                                   Securities
                                                   Other                   Under-
Name and                                           Annual     Restricted   lying                     All Other
Principal                                          Compen-    Stock        Options/     LTIP         Compen-
Position                  Year  Salary    Bonus    sation     Award(s)     SARs         Payouts      sation
                                   ($)     ($)       ($)       ($)            (#)           ($)           ($)

--------------------------------------------------------------------------------------------------------------
Richard Hagen             1996     $0      $0        $0        $0              0            $0            $0
President Chief           1997     $0      $0        $0        $0              0            $0            $0
Executive Officer         1998     $13,462 $0        $78,577(1)$0              0            $0            $0
and Chairman of the Board

(1) Includes (i) $10,500 provided to Mr. Hagen as a relocation allowance; and
(ii) $68,077 paid to Mr. Hagen pursuant to the terms of a consulting agreement.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)


                                                                Percent of
                                             Number of          Total Options/
                                             Securities         SARs Granted
                                             Underlying         to Employees         Exercise or
                                             Options/SARs       in Fiscal            Base Price         Expiration
                  Name                       Granted (#)        Year                 ($/Sh)             Date
------------------------------------------------------------------------------------------------------------------

Richard Hagen                                150,000(1)          40.3%                $5.00             2/2003
President and Chief Executive
Officer


(1) Does not include 200,000 shares issuable upon the exercise of options which vested during the first quarter of fiscal year 1999 exercisable at $6.00 per share for a period of five years from the date of vesting.


                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                 OPTION/SAR VALUES


                                                                         Number of
                                                                         Securities            Value of
                                                                         Underlying            Unexercised
                                      Shares                             Unexercised           in-the-Money
                                      Acquired                           Options/SARs          Options/SARs
                                      on               Value             at FY-End (#)         at FY-End ($)
                                      Exercise         Realized          Exercisable/          Exercisable/
         Name                            (#)               ($)           Unexercisable         Unexercisable
------------------------------------------------------------------------------------------------------------

Richard Hagen                            0                 $0            150,000               $0
President and Chief Executive
Officer



                              LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                                 Number            Performance          Estimated Future Payouts Under
                                 of Shares,        or Other             Non-Stock Price-Based Plans
                                 Units or          Period Until         ------------------------------
                                 Other Rights      Maturation           Threshold      Target       Maximum
             Name                    (#)           or Payout            ($ or #)       ($ or #)     ($ or #)
-------------------------------------------------------------------------------------------------------------

Richard Hagen                        0             0                    0              0            0
President and Chief Executive
Officer(1)

(1) Mr. Hagen was appointed Chief Financial Officer on September 22, 1998.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended April 30, 1997 and through September 22, 1998.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT
                  ---------------------------------------------------

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on September 22, 1998, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all executive officers and directors as a group. At September 22, 1998, there were 2,827,545 shares of Common Stock outstanding. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

                                                             No. of Shares                         Percent of
Name and Address or                                          of Common Stock                       Beneficial
Identity of Group(1)                                         Beneficially Owned                    Ownership
--------------------                                         ------------------                    ---------

Richard Hagen, Chairman, President, CFO & CEO(2)                         350,000                        12.4%
Jim Cheal, Vice President, Director(3)                                   605,195                        20.4%
Robert Guess, Vice President                                              25,000                            *
Doug Paik, Vice President, Secretary, Director                            26,000                            *
Michael Smith, Vice President(4)                                          10,000                            *
Jeffrey W.  Starke, Vice President, Director(5)                                0                            0
Denise O'Brien, Director                                                 655,195                        23.2%
Gary Irving, COO(6)                                                      200,000                         7.1%
Frank Aliano, Vice President(7)                                           12,500                            *
Doreen Cheal(8)                                                          605,195                        20.4%
All Executive Officers and Directors
as a group (9 persons)                                                 1,883,890                        66.6%

--------------

(1) Unless otherwise indicated, the address of each of the persons set forth below is 711-731 Washburn Road, Melbourne, FL 32934.

(2) Includes (i) 150,000 shares of common stock underlying options exercisable at $5.00 per share through February 21, 1998; and (ii) 200,000 shares of common stock underlying options exercisable at $6.00 per share through April 30, 2003.

(3) Includes 605,195 shares of common stock of the Company owned by Doreen Cheal, the wife of Jim Cheal.

(4) Includes 10,000 shares of common stock underlying options exercisable at $6.00 per share through March 1, 2003.

(5)      Jeff Starke is the brother of Denise O'Brien.

(6) Includes (i) 100,000 shares of common stock underlying options exercisable at $5.00 per share through January 1, 2003; (ii) 100,000 shares of common stock exercisable at $6.00 through April 2, 2003.

(7) Includes shares of common stock underlying options exercisable at $5.00 per share through May 13, 2003.

(8)      Doreen Cheal is the wife of Jim Cheal.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

      On May 9, 1997, pursuant to the terms of a purchase agreement (the "initial Agreement") the Company issued an aggregate of 2,414,284 shares of Common Stock to Doreen Cheal (1,207,142 shares) and Denise O'Brien (1,207,142 shares) in exchange for a motorcycle prototype and certain equipment required to manufacture and market the prototype motorcycle, including, but not limited to, computers and office equipment, a motorcycle marketing and transportation trailer, a valve cutting machine, a flywheel trueing machine and a honing machine (the "Assets"). The Assets were valued at $116,608. On April 9, 1998, an aggregate of 503,894 shares of Common Stock that were issued pursuant to the Initial Agreement was returned to the Company after the value of the Assets was adjusted to reflect the fact that the Assets had initially been overvalued. See "Management".

      In connection with the transaction contemplated by the Initial Agreement, Mr. Jim Cheal (husband of Doreen Cheal) and Mr. Jeff Starke (brother of Denise O'Brien), the Company's Founders and Vice President, entered into five (5) year employment agreements with the Company, with base salaries of $50,000 each (the "Employment Agreements"). On February 21, 1998, the Employment Agreements were cancelled with the consent of Messrs. Cheal and Starke, and in lieu thereof, Messrs. Cheal and Starke entered verbal executive employment agreements with the Company. See "Executive Compensation".

      On June 5, 1998, certain members of Management returned an aggregate of 700,000 shares of Common Stock to the Company for the purpose of improving the capitalization of the Company.


ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K
                  --------------------------------------

      (a)The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b)Reports on Form 8-K

            None.


      (c)Exhibits

Exhibits          Description of Document
2.1               Amended and Restated Articles of Incorporation of American Quantum Cycles,
                  Inc., filed November 21, 1997.(1)
2.2               Amended Articles of Incorporation of American Quantum Cycles, Inc.,
                  filed April 6, 1998, creating "Series A 7% Convertible Preferred Stock."(1)
2.3               Amended and Restated Bylaws of American Quantum Cycles, Inc.(1)
3.2               American Quantum Cycles, Inc. Amended 1997 Stock Option Plan(1)
6.1               Consulting Agreement between American Quantum Cycles, Inc. and
                  Greenstone Financial Corporation dated May 9, 1997.(1)
6.2               License Agreement between Feuling Advanced Technologies, Inc. and American
                  Quantum Cycles, Inc. dated as of August 19, 1997.(1)
6.3               Agreement between the Company and Ferrex International, Inc.(1)
6.4               Dealer Agreement between the Company and Paul Jackson(1)
6.5               Lease Agreement between the Company and Bruce and Karen Weiss effective
                  May 1, 1997(1)
6.6               Amendment to Lease Agreement between the Company and Bruce and
                  Karen Weiss dated January 29, 1998.(1)
27                Financial Data Schedule

----------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form 10-SB filed April 24, 1998 (File No. 000-24083).

                                    SIGNATURE
                                    ---------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this day of September 1998.

                                          AMERICAN QUANTUM CYCLES, INC.


                                          By:/s/ Richard Hagen
                                             -----------------------
                                               Richard Hagen
                                             Chairman of the Board of Directors,
                                             Chief Executive Officer,
                                             Chief Financial Officer
                                             and President

         Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                              DATE
---------                                            -----                                              ----

                                                     Chairman of the
                                                     Board of Directors,
/s/Richard Hagen                                     Principal Executive Officer,
----------------                                     Principal Financial Officer                        September  23, 1998
Richard Hagen                                        and President



/s/Jim Neal                                          Vice President
---------------                                      and Director                                       September  23, 1998
Jim Cheal



/s/ Douglas Pail                                     Vice President
----------------                                     and Director                                       September  23, 1998
Douglas Paik


/s/ Jeffrey W. Starke                                Vice President
---------------------                                and Director                                       September  23, 1998
Jeffrey W. Starke


/s/ Denise O'Brien
------------------                                   Director                                           September  23, 1998
Denise O'Brien






/s/  Gary Irving                                     Acting Chief Operating Officer                     September 23, 1998
----------------
Gary Irving

/s/ Linda Condon                                     Principal Accounting Officer                       September  23, 1998
----------------
Linda Condon


                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                 APRIL 30, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
American Quantum Cycles, Inc.

         We have audited the accompanying balance sheet of American Quantum Cycles, Inc. as of April 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 1998, 1997 and 1996, and for the period from March 20, 1986 (inception) to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Quantum Cycles, Inc. as of April 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended April 30, 1998, 1997 and 1996, and for the period from March 20, 1986 (inception) to April 30, 1998 in conformity with generally accepted accounting principles.



                                                             Pricher and Company



Orlando, Florida
September 21, 1998

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                             April 30, 1998 and 1997

                                                                                     1998                      1997
                                                                             ---------------------     ---------------------
      ASSETS
      ------

Current assets:
      Cash and cash equivalents                                              $             48,768      $            244,985
      Accounts receivable                                                                  35,602
      Prepaid expenses                                                                     39,308                     4,165
      Inventories                                                                         763,158
                                                                             ---------------------     ---------------------
           Total current assets                                                           886,836                   249,150
                                                                             ---------------------     ---------------------

Property and equipment                                                                    649,499
      Less accumulated depreciation                                                        62,486
                                                                             ---------------------     ---------------------
                                                                                          587,013
                                                                             ---------------------     ---------------------

Other assets:
      Deposits                                                                             40,700
      Licenses and intellectual rights, less accumulated
            amortization of $12,565                                                       349,667
                                                                             ---------------------     ---------------------
                                                                                          390,367
                                                                             ---------------------     ---------------------

                                                                             $          1,864,216      $            249,150
                                                                             =====================     =====================

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      ---------------------------------------------

Current liabilities:
      Accounts payable                                                       $            370,658      $
      Accrued liabilities                                                                 317,103                       767
      Current maturities of long-term debt                                                 20,183
      Current capital lease obligations                                                    24,006
      Notes payable                                                                     2,317,500                   221,770
                                                                             ---------------------     ---------------------
           Total current liabilities                                                    3,049,450                   222,537
                                                                             ---------------------     ---------------------

Capital lease obligations, less current maturities                                         75,598
Long-term debt, less current maturities                                                    42,378
                                                                             ---------------------     ---------------------
                                                                                          117,976
                                                                             ---------------------     ---------------------

Stockholders' equity (deficit):
      Common stock, par value $.001 per share; authorized
           50,000,000 shares, issued and outstanding
           2,471,045 and 900,000 shares                                                     2,471                       900
      Preferred stock, par value $.001 per share; authorized
           2,500,000 shares, no shares issued and outstanding
      Additional paid-in capital                                                        1,328,664                    28,347
      Deficit accumulated during the development stage                                 (2,634,345)                   (2,634)
                                                                             ---------------------     ---------------------
           Total stockholders' equity (deficit)                                        (1,303,210)                   26,613
                                                                             ---------------------     ---------------------

                                                                             $          1,864,216      $            249,150
                                                                             =====================     =====================


                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        For the Period from March 20, 1986 (inception) to April 30, 1998


                                                    Common Stock                              Deficit
                                             ---------------------------                    Accumulated
                                                                           Additional        During the        Total
                                              Number of        Par           Paid-In        Development     Stockholders'
                                               Shares         Value          Capital            Stage      Equity (Deficit)
                                             -----------  --------------  --------------  ---------------  ---------------

 Issuance of common stock,
    March 20, 1986                                  500     $       500     $               $                $        500

 Net income (loss) from inception to
   April 30, 1996
                                             -----------    ------------    ------------    -------------    -------------

 Balance, April 30, 1996                            500             500                                               500

 1,000 for 1 stock split                        499,500

 Stock issued for consulting services           275,000             275                                               275

 Stock issued to bridge loan participants       125,000             125          28,347                            28,472

 Net loss for the year ended
   April 30, 1997                                                                                 (2,634)          (2,634)
                                             -----------    ------------    ------------    -------------    -------------

 Balance, April 30, 1997                        900,000             900          28,347           (2,634)          26,613

 Common stock issued in exchange
   for equipment and services                 1,261,075           1,261          93,748                            95,009

 Private placement of common stock
   for cash, net of issuance costs              245,744             246         949,728                           949,974

 Employee stock bonuses recorded
   as compensation expense                       51,300              51         205,150                           205,201

 Common stock issued to a dealership
   for promotional expense                       10,000              10          39,990                            40,000

 Stock issued to lenders for interest
   on bridge loans                                2,926               3          11,701                            11,704

 Net loss for the year ended
   April 30, 1998                                                                             (2,631,711)      (2,631,711)
                                             -----------    ------------    ------------    -------------    -------------

 Balance, April 30, 1998                      2,471,045     $     2,471     $ 1,328,664      $(2,634,345)    $ (1,303,210)
                                             ===========    ============    ============    =============    =============


                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                    Years Ended April 30, 1998, 1997 and 1996
        and the Period from March 20, 1986 (inception) to April 30, 1998

                                                                                                              March 20, 1986
                                                                                                               (inception)
                                                 1998                 1997                1996              to April 30, 1998
                                           ----------------     ----------------    ------------------    --------------------
Sales                                      $       192,856      $                   $                     $           192,856
                                           ----------------     ----------------    ------------------    --------------------

Cost and expenses:
   Cost of goods sold                              173,424                                                            173,424
   General and administrative                    2,453,062                1,542                                     2,454,604
                                           ----------------     ----------------    ------------------    --------------------
                                                 2,626,486                1,542                                     2,628,028
                                           ----------------     ----------------    ------------------    --------------------

        Loss from operations                    (2,433,630)              (1,542)                                   (2,435,172)
                                           ----------------     ----------------    ------------------    --------------------

Other income (expense):
   Loss on disposition of  property and
         equipment                                 (13,956)                                                           (13,956)
   Interest and other income                         3,107                                                              3,107
   Interest expense                               (187,232)              (1,092)                                     (188,324)
                                           ----------------     ----------------    ------------------    --------------------
                                                  (198,081)              (1,092)                                     (199,173)
                                           ----------------     ----------------    ------------------    --------------------

        Net loss                           $     2,631,711      $        (2,634)    $                     $        (2,634,345)
                                           ================     ================    ==================    ====================

Loss per common share:

   Weighted average shares
        outstanding                              2,007,844              591,716               500,000
                                           ================     ================    ==================

   Net loss                                $        (1.311)     $        (0.004)    $            0.00     $            (1.315)
                                           ================     ================    ==================    ====================


                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                    Years Ended April 30, 1998, 1997 and 1996
        and the Period from March 20, 1986 (inception) to April 30, 1998

                                                                                                           March 20, 1986
                                                                                                             (inception)
                                                         1998              1997               1996        to April 30, 1998
                                                    ---------------   ----------------   ---------------  -----------------
Cash flows from operating activities:
    Reconciliation of net loss to net cash used in
        operating activities:
    Net loss                                        $   (2,631,711)   $        (2,634)   $                 $    (2,634,345)
    Items not requiring (providing) cash:
       Loss on disposition of equipment                     13,956                                                  13,956
       Depreciation and amortization                        75,051              1,092                               76,143
       Issuance of common stock for services
          and interest                                     304,409                275                              304,684
    Changes in assets and liabilities:
       Receivables                                         (35,602)               500                              (35,102)
       Inventories                                        (763,158)                                               (763,158)
       Prepaid expenses                                    (35,143)                                                (35,143)
       Other assets                                        (40,700)                                                (40,700)
       Accounts payable                                    370,658                                                 370,658
       Accrued liabilities                                 316,336                767                              317,103
                                                    ---------------   ----------------   ---------------   ----------------
          Net cash used in operating activities         (2,425,904)                                             (2,425,904)
                                                    ---------------   ----------------   ---------------   ----------------

Cash flows from investing activities:
    Capital expenditures                                  (615,950)                                               (615,950)
    Investment in licenses and intellectual rights        (362,232)                                               (362,232)
                                                    ---------------   ----------------   ---------------   ----------------
          Net cash used in investing activities           (978,182)                                               (978,182)
                                                    ---------------   ----------------   ---------------   ----------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable              2,317,500            244,985                            2,562,485
    Repayment of notes payable                            (221,770)                                               (221,770)
    Long-term borrowing                                    175,159                                                 175,159
    Repayment of long-term debt                            (12,994)                                                (12,994)
    Proceeds from issuance of common stock                 949,974                                                 949,974
                                                    ---------------   ----------------   ---------------   ----------------
          Net cash provided by financing activities      3,207,869            244,985                            3,452,854
                                                    ---------------   ----------------   ---------------   ----------------

       Net increase (decrease) in cash                    (196,217)           244,985                               48,768

       Cash, beginning of year                             244,985
                                                    ---------------   ----------------   ---------------   ----------------

       Cash, end of year                            $       48,768    $       244,985    $                 $        48,768
                                                    ===============   ================   ===============   ================


Supplemental cash flow information:

    Amounts paid for:
       Interest                                     $        5,332    $                  $                 $         5,332
                                                    ===============   ================   ===============   ================

       Income taxes                                 $                 $                  $                 $
                                                    ===============   ================   ===============   ================

                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business and organization - American Quantum Cycles, Inc., a Florida corporation, ("The Company") designs, produces, markets, distributes and sells American-made, high performance V-twin engine cruiser and touring style motorcycles. These motorcycle products include stock models and motorcycles built to customer specified configurations. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 the Company changed its name to American Quantum Cycles, Inc. and its fiscal year end to April 30.

         Basis of presentation - As of April 30, 1998, the Company is still considered to be in the development stage as substantially all of its efforts to date have been devoted to raising capital, developing technological resources, entering into employment agreements with key executives, leasing facilities and securing licensing and dealership agreements. Sales during 1998 were minimal compared to planned operations. The accompanying financial statements for years prior to 1998 are presented on an April 30 fiscal year end which does not require restatement since the Company had no operations prior to March 1997.

         Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Inventories - Inventories are carried at the lower of cost or market, with cost principally determined under the average cost method.

         Property and equipment - Property and equipment are carried at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets which range from three to seven years. The book value of obsolete assets is charged to depreciation expense when they are scrapped. Profits or losses from the sale of assets are included in other income. Repairs and maintenance are charged to expense as incurred.

         Intangible Assets - Intangible assets consist of licenses and intellectual rights and are amortized on the straight-line method over fifteen years.

         Income taxes - Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes), the allowance for doubtful accounts (deductible for financial statement purposes but not for income tax purposes), stock-based compensation, and net operating loss carryforwards.

         Concentration of credit risk - The Company occasionally maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2        INVENTORIES

         Inventories at April 30, 1998 are comprised as follows:


         Finished goods                                            $    13,787
         Work in process                                                66,796
         Purchased raw materials                                       682,575
                                                                   -----------

                                                                   $   763,158
                                                                   ===========
There were no inventories as of April 30, 1997.


3        PROPERTY AND EQUIPMENT

         Property and equipment includes the following:

         Leasehold improvements                                     $   52,750
         Manufacturing tools and equipment                             142,805
         Office furniture, equipment and software                      308,025
         Vehicles                                                      145,919
                                                                    ----------

                                                                    $  649,499
                                                                    ==========

         Depreciation expense for the year ended April 30, 1998 amounted to $ 62,486. As of April 30, 1997, the Company had not yet acquired any property and equipment, accordingly, there was no depreciation expense for years prior to 1998.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


4        LICENSES AND INTELLECTUAL PROPERTY

Licenses and intellectual property are comprised of the following:


         Proprietary technology license                            $   235,000
         Intellectual property rights                                  127,232
                                                                   -----------
                                                                       362,232
         Less accumulated amortization                                 (12,565)
                                                                   -----------

                                                                   $   349,667
                                                                   ===========

         In August 1997, the Company entered into a license agreement (the "Agreement") with Feuling Advanced Technologies, Inc. whereby the Company obtained a license to use certain proprietary technologies including, among other things, patents, trade secrets, techniques, tooling designs, product designs, and trademarks. Pursuant to the terms of the Agreement, as long as the Company complies with certain other provisions including non-disclosure of the proprietary technology, the Company has an exclusive license, for motorcycle applications, in perpetuity for the 4-Valve technology. This technology will be used in connection with the Company motorcycles and bolt-on kits for the Harley Davidson motorcycles which feature the evolution engine, evolution big twin, other Harley Davidson clones and aftermarket parts.


5        NOTES PAYABLE

         Notes payable at April 30, 1998 consist of:

10% Subordinated Bridge Loans - The Company issued eight unsecured promissory notes dated March 30, 1998 to individuals providing bridge loan financing. The aggregate principal balance of the notes at April 30, 1998 is $650,000 with interest payable at 10% at maturity on September 30, 1998. The terms of the loan agreements provide for the Company to issue a total of 130,000 shares of common stock to the note holders at maturity in order to obtain a favorable interest rate and repayment terms. Additional interest expense (equal to the fair value of the common stock to be issued minus the conversion price) will be recognized over the term of the loans.

Convertible Debentures - The Company has issued two separate series of convertible notes to investors:

         Beginning in October 1997, the Company issued thirty-four 8% Subordinated Notes, for an aggregate of $1,524,500. The notes mature one year from date of issue, convertible at $2.00 per share. Interest is convertible at the same rate as the principal, at the discretion of the note holder. Additional interest expense of $381,125 (equal to the fair value of the common stock assumed to be issued minus the conversion price) will be recognized over the term of the loans. During the year ended April 30, 1998, $125,168 of such additional interest expense was accrued.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


         Beginning in April 1998, the Company issued three 7% Subordinated Notes, for an aggregate of $143,000. The notes mature one year from the date of issue, convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant is attached at 10% above the final price of a proposed secondary offering.

         Notes payable at April 30, 1997 consisted of seven unsecured promissory notes dated April 16, 1997 with principal aggregating $250,000. Interest at 8% and principal were paid at maturity in September, 1997.


6             LONG-TERM DEBT

Long-term debt at April 30, 1998 is as follows:

Installment loan, monthly payments of $618 including interest
at 8.75%, matures September, 2002, secured by a vehicle                                          $  27,074

Three installment notes payable to individuals for the purchase of intellectual property rights, monthly payments aggregating $1,389 including interest at 8% to
10%, matures January, 2001
and 2002, secured by property rights                                                                35,487
                                                                                                 ---------
                                                                                                    62,561
Less current maturities                                                                             20,183
                                                                                                 ---------

Total long-term debt                                                                             $  42,378
                                                                                                 =========

The aggregate maturities of total long-term debt during the next five years are $20,182 in 1999, $19,461 in 2000, $13,073 in 2001, $6,822 in 2002 and $3,023 in
2003.


7             LEASES

         Capital leases - The Company leases various manufacturing, production, telephone and computer equipment under capital lease agreements with terms of three to five years through February, 2002. The economic substance of the leases is that the Company is financing the acquisition of the assets, and accordingly, they are capitalized as property and equipment. The leases contain bargain purchase options at the end of the lease terms.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


The following is an analysis of the leased assets included in property and equipment as of April 30, 1998:

         Telephone equipment                                    $      16,452
         Computer equipment                                            49,142
         Machinery and production equipment                            41,479
                                                                -------------
                                                                      107,073
         Less accumulated amortization                                 (7,489)
                                                                -------------

                                                                $      99,584
                                                                =============
         The following is a schedule by years of future minimum payments required under the leases together with their present value as of April 30, 1998:

                      Year ending
                       April 30,                                              Amount
                   ------------------                                  ------------------
                         1999                                          $          35,308
                         2000                                                     35,308
                         2001                                                     32,378
                         2002                                                     21,276
                         2003                                                      4,030
                                                                       ------------------
                          Total minimum lease payments                           128,300
                          Less amount representing interest                      (28,697)
                                                                       ------------------
                          Present value of minimum lease payments      $          99,604
                                                                       ==================

         Operating leases - The Company leases its facilities and other real property under noncancelable operating leases with terms of one to four years expiring in February, 2002. The Company is also responsible for real estate taxes on the leased facilities. Rent expense under these leases was $ 83,155 for the year ended April 30, 1998. The following is a schedule of future minimum lease payments required under operating leases:

                          Year ending
                           April 30,                                  Amount
                       ------------------                        ---------------
                             1999                                $    133,956
                             2000                                $     69,756
                             2001                                $     69,756
                             2002                                $     58,130

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


8             CONTINGENCIES

         Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of the Company, the capacity of the company to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable sourcing of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability of the Company to raise funds and control costs


9             SECURITY TRANSACTIONS

         Following is a summary of security transactions during the year ended April 30, 1998:

         On May 21, 1997 the Company issued 1,261,075 shares of common stock valued at $95,009 for management services, equipment and other assets (See Subsequent Events - Note 14).

         In September, 1997 the Company issued 245,744 shares of common stock in a private placement. The net proceeds of the offering of $949,974 were used to repay debt of $250,000 (see note 5) and to provide working capital.

         On October 24, 1997 and December 31, 1997, 50,000 and 1,300 shares, respectively, of common stock valued at $205,201 were issued to key employees as performance bonuses (See Subsequent Events - Note 14).

         On December 15, 1997, 10,000 shares of common stock valued at $40,000 were issued to a dealership and recorded as promotional expense and 2,926 shares valued at $11,794 were issued to bridge lenders and recorded as interest expense.


10            PREFERRED STOCK

         As of April 30, 1998, the Company was authorized to issue up to 2,500,000 shares of $.001 par value Preferred Stock. Preferred Stock is designated as the "Series A 7% Convertible Preferred Stock" and has a stated value of $6.00 per share. Dividends of 7% of the stated value accrue and are payable semi-annually. Each share of Preferred Stock is convertible into one share of common stock at the option of the shareholder. No preferred shares have been issued.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements



11            INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company use the liability method which attempts to recognize the future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

         At April 30, 1998, the Company has net operating loss carryforwards totaling approximately $2,600,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the 1998 financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, a $1,040,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements primarily because of the increase in the valuation allowance.

         The company paid no income taxes since its inception.


12            LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. All share and per share data, except shares authorized, have been retroactively adjusted to reflect a 1,000 for 1 stock split effective March 25, 1997.


13            STOCK OPTIONS

         On May 9, 1997 (and as amended June 3, 1997) the Company entered into a consulting agreement with Greenstone Financial Corp. ("GFC") to assist the Company with corporate development and strategic business planning. Under terms of the agreement, the Company granted GFC an option to purchase up to 250,000 shares of Company common stock based upon the successful completion of a private placement of Company common stock (see note 9), with each option exercisable at $4.00 per share. Also under the terms of the agreement, as amended, the Company granted GFC a five year option to purchase 300,000 shares of Company common stock, exercisable when and if there is a successful completion of a secondary offering of the Company's common stock, at an exercise price of $0.10 per share.

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


         On June 15, 1998, the Company adopted the "1997 Stock Option Plan" (the "Plan"). Under the Plan, 3,000,000 shares of common stock are reserved for issuance upon exercise of options granted to management, key employees and consultants. The plan provides for the granting of either "incentive stock options" or "non-qualified stock options", as defined under the Internal Revenue Code. Options may be granted at prices not less than 100 percent of the fair market value at the date of grant and may be exercisable with a term not exceeding ten years. As of April 30, 1998, the Company has granted common stock options to plan participants as follows:

         Exercise Price                       Number of Options
         --------------                       -----------------

            $ 5.00                                   405,000
            $ 6.00                                   315,000
            $ 7.00                                   500,000
            $ 8.00                                   685,000
                                                  ----------

             Total options granted                 1,905,000
                                                  ==========

No options have been exercised as of April 30, 1998 (See Subsequent Events -
Note 14)


14       SUBSEQUENT EVENTS

         On August 11, 1998 the Company retroactively reduced an employee stock bonus awarded to two individuals on October 24, 1997, from 100,000 shares to 50,000 shares. The reduced number of shares have been recorded as compensation expense of $200,000 for the year ended April 30, 1998 based on a value of $4.00 per share (See Note 9).

         Also, on August 11, 1998 the Company retroactively reduced the number of common shares issued in an exchange for certain property and equipment on May 21, 1997, from 1,911,075 shares to 1,261,075 shares. The exchange has been recorded as a capital expenditure during the year ended April 30, 1998 based on the fair market value of the equipment (See Note 9).

         As of September 21, 1998, the board of directors is considering rescinding all of the common stock options previously granted under the 1997 Stock Option Plan, however, no formal action has been approved (See Note 13).