Form 10QSB
period 1998-07-31
AMERICAN QUANTUM CYCLES INC
filed 1998-09-24
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934


For the quarter ended July 31, 1998

Commission file number 0-24083


                          AMERICAN QUANTUM CYCLES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                          59-2651232
-------------------------------                         ---------------------
(State or other jurisdiction of                          ( I.R.S. Employer
incorporation or organization)                          Identification number)

731 Washburn Road
Melbourne, Florida                                              32934
----------------------------------------                ---------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008
                                                     ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_           No ____


Common stock outstanding at September 1, 1998 was 2,827,545 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                        July 31, 1998           April 30, 1998
                                                                        -------------           --------------
                     ASSETS
                     ------
Current assets
     Cash and cash equivalents                                     $          116,035       $             48,768
     Accounts receivable - trade  (Note 8)                                  2,726,958                     35,602
     Inventory - raw materials (at FIFO)                                      330,097                    682,575
     Inventory - work in process                                              724,417                     66,796
     Inventory - finished goods                                                13,787                     13,787
     Prepaid expenses and other current assets                                 34,936                     39,308
                                                                 --------------------       --------------------
          Total current assets                                              3,946,230                    886,836

Property and equipment, net                                                 1,081,850                    587,013
Patents and licenses, net  (Note 4)                                           345,750                    349,667
Other assets                                                                   41,767                     40,700
                                                                 --------------------       --------------------
               Total Assets                                         $       5,415,597          $       1,864,216
                                                                 ====================       ====================



     LIABILITIES & STOCKHOLDERS' EQUITY
     ----------------------------------
Liabilities
     Current liabilities
          Accounts payable - trade                                  $       1,485,714          $         370,658
          Accrued compensation                                                  6,250                     21,921
          Notes payable - bridge loan  (Note 6)                               700,000                    650,000
          Convertible debentures - 8%  (Note 7)                             1,579,500                  1,524,500
          Convertible debentures - 7%  (Note 7)                               699,500                    143,000
          Deferred income  (Note 8)                                         2,857,972                          0
          Other accrued expenses and current liabilities                      550,338                    295,182
                                                                 --------------------       --------------------
               Total current liabilities                                    7,879,274                  3,005,261

     Long term liabilities
          Capitalized leases  (Note 5)                                         85,905                     99,604
          Notes payable - bank                                                 25,802                     27,074
          Notes payable - other                                                32,034                     35,487
                                                                 --------------------       --------------------
               Total long term liabilities                                    143,741                    162,165
                                                                 --------------------       --------------------
                    Total Liabilities                                       8,023,015                  3,167,426
                                                                 --------------------       --------------------

Stockholders' Equity
     Preferred stock - $.001 par value; 2,500,000
          shares authorized; no shares issued                                       0                          0
     Common stock - $.001 par value; 50,000,000
          shares authorized; 2,827,545 shares and
          2,471,045 shares issued and outstanding                               2,828                      2,471
     Capital in excess of par value                                         1,750,895                  1,328,664
     Retained earnings (deficit)                                           (4,361,141)                (2,634,345)
                                                                 --------------------       --------------------
          Total stockholders' equity (deficit)                             (2,607,418)                (1,303,210)
                                                                 --------------------       --------------------
               Total Liabilities & Stockholders' Equity             $       5,415,597          $       1,864,216
                                                                 =====================      ====================


                          AMERICAN QUANTUM CYCLES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                    Three months ended         Three months ended
                                                                       July 31, 1998             July 31, 1997
                                                              ------------------------    -----------------------

Net sales of tangible goods                                   $               168,024      $                   0
Cost of goods sold                                                            275,193                          0
                                                              ------------------------    -----------------------
     Gross profit (deficit)                                                  (107,169)                         0

Selling, general and administrative expenses                                1,231,745                    212,162
                                                                ----------------------    -----------------------
     Operating profit (deficit)                                            (1,338,914)                  (212,162)

Other income (expense):
     Interest expense                                                        (507,709)                         0
     Other income  (Note 9)                                                     1,494                          4
                                                              ------------------------    -----------------------
               Net Operating Loss                                 $        (1,726,796)      $           (212,158)
                                                              ========================    =======================






Weighted average shares outstanding                                         2,649,295                    745,858
                                                              ========================    =======================



Loss per common share                                             $            (0.652)      $             (0.284)
                                                              ========================    =======================


                          AMERICAN QUANTUM CYCLES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                   Three months ended         Three months ended
                                                                      July 31, 1998             July 31, 1997
                                                                 ---------------------      ---------------------
Cash flows from operating activities:
     Net loss                                                     $         (1,726,796)       $         (212,158)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                         46,950                         0
          Changes in assets and liabilities:
               Receivables                                                     166,616                    30,100
               Inventories                                                    (305,143)                 (240,379)
               Prepaid expenses and other                                        3,305                         0
               Accounts payable                                              1,115,056                    25,827
               Other accrued expenses and current liabilities                  239,485                     6,202
                                                                 ----------------------     ---------------------
                    Net cash used by operating activities                     (460,527)                 (390,408)

Cash flows from financing activities:
     Loan proceeds                                                              50,000                   200,000
     Convertible debenture proceeds                                            611,500                   475,090
     Retirement of prior debt                                                        0                  (175,000)
     Payment of loan principal                                                 (18,423)                        0
     Net capital and stock changes                                             422,588                   113,868
                                                                 ----------------------     ---------------------
          Net cash provided by financing activities                          1,065,665                   613,958

Cash flows from investing activities:
     Additions to property and equipment                                      (537,871)                 (183,764)
     Additions to intangible assets (Note 4)                                         0                  (235,000)
                                                                 ----------------------     ---------------------
          Net cash used by investing activities                               (537,871)                 (418,760)
                                                                 ----------------------     ---------------------

Net (decrease) increase in cash                                                 67,267                  (195,210)
Cash at beginning of period                                                     48,768                   244,985
                                                                 ----------------------     ---------------------
Cash at end of period                                             $            116,035        $           49,775
                                                                 ======================     =====================


                          AMERICAN QUANTUM CYCLES, INC.
                      Notes to Condensed Financial Statements
                                   (Unaudited)



(1)   Basis of Presentation, General and Business
      -------------------------------------------

American Quantum Cycles, Inc. ("The Company") is a development stage company that designs, produces, markets, distributes and sells American-made, high performance V-twin engine cruiser and touring style motorcycles. These motorcycle products include stock models and motorcycles built to customer specified configurations. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 the Company changed its name to American Quantum Cycles, Inc. and its fiscal year end to April 30.

The accompanying interim financial statements are prepared in accordance with the instructions to Form-10QSB, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.


(2)   Concentration of Credit Risk
      ----------------------------

The Company occasionally maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No, 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.


(3)   Transition from Development Stage Company to Production
      -------------------------------------------------------

The Company is in the process of transitioning from a development stage company into full production ramp-up. The Company has been engaged in various activities necessary for this transition including entering into dealership agreements, a technology license agreement (see Note 4), employment agreements with key executives, leasing and upgrading facilities, purchasing supplies and equipment, and hiring and training employees. While the Company anticipates that the current fiscal year ending April 30, 1999 will have deficit earnings, the fourth quarter of the current year is expected to be profitable. Except for the historical information contained herein, the matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties.

Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of the Company, the capacity of the company to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable sourcing of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability of the Company to raise funds and control costs.


(4)   Patents and Licenses
      --------------------

In August 1997, the Company entered into a license agreement (the "Agreement") with Feuling whereby the Company, as licensee, obtained a license to use certain proprietary technologies including among other things, patents trade secrets, techniques, tooling designs, product designs, and trademarks. Pursuant to the terms of the Agreement, so long as the Company complies with certain other provisions including non-disclosure of the proprietary technology, the Company has an exclusive license, for motorcycle applications, in perpetuity for the 4-Valve technology. This technology will be used in connection with the Company motorcycles and bolt-on kits for the Harley Davidson motorcycles which feature the evolution engine, evolution big twin, other Harley Davidson clones and aftermarket parts.


(5)   Capitalized Leases
      ------------------

The Company has executed capital leases with Nations Commercial Credit Corporation for purchasing manufacturing and production equipment, and for computer equipment to expand and improve the Company's network infrastructure. All leases provide a $1 purchase buy-out provision at the end of the term of the lease.


(6)   Bridge Loan Financing
      ---------------------

Notes payable consist of nine (9) unsecured promissory notes dated March 30, 1998 to individuals providing bridge loan financing. The principal aggregate is $700,000 with interest payable at 10% at maturity on September 30, 1998. The Company also contracted to issue a total of 142,000 shares of common stock to these individuals at maturity in order to obtain a favorable interest rate and repayment terms. Loan costs are expensed as incurred.


(7)   Convertible Debentures
      ----------------------

As part of its equity funding and financing, the Company has issued two separate series of convertible notes to investors:
     Beginning in October 1997, the Company issued thirty-four (34) 8% Subordinated Notes, for an aggregate of $1,579,500. The notes mature one year from date of issue, convertible at $2.00 per share, with no warrants attached. Interest is convertible at the same rate as the principal, at the discretion of the note holder.

     Beginning in April 1998, the Company issued twenty-nine (29) 7% Subordinated Notes, for an aggregate of $699,500. The notes mature one year from the date of issue, convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant is attached at 10% above the final price of a secondary offering.


(8)   Recognition of Income
      ---------------------

Orders received from the Company's dealers are booked as received in Accounts Receivable, with an offset in Deferred Income. As the motorcycle proceeds through the production process, revenue is recognized based on "percentage of completion."


(9)   Other Income
      ------------

To maximize the use of cash on a short-term basis, the Company participates in Treasury Management Services with NationsBank. Cash in the Company checking account is swept out each night, invested for earnings, and swept back in the next morning. The Company receives dividend earnings on the nightly use of the cash each month, which is reflected on the Statements of Operations of the Company.

                          AMERICAN QUANTUM CYCLES, INC.
             Management's Discussion, Analysis and Plan of Operation

Results of Operation
--------------------

The Company is in the process of transitioning from a development stage company into full production. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 the Company changed its name to American Quantum Cycles, inc. and its fiscal year end to April 30.

As the Company was inactive prior to March 1997, there was no income and only incidental supply costs and the accrued interest expense from seven promissory notes totaling $250,000 in principal. The fiscal year ended April 30, 1997 had a deficit carried forward of ($2,634). During the fiscal year ended April 30, 1998 the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital, and has sustained cumulative losses of ($2,634,345). These losses have resulted primarily from expenditures for general and administrative activities, including salaries and professional fees for outside services in the amount of $1,164,291, travel and marketing expenses of $457,590, and accrued interest expense of $187,232 from the bridge loan and convertible debentures issued.

The Company sustained continuing losses in the first quarter of this fiscal year in the amount of ($1,726,796). These losses include $1,231,745 in general and administrative activities, representing significant increases in personnel and the outside professional services necessary for production ramp-up, and $507,709 in accrued interest expense.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testings, and the remaining six are used for marketing purposes. An additional 14 motorcycles have been produced during this fiscal year to-date, and an additional 180 motorcycles have been booked into production slots from 24 dealers. The Company expects after-market 4-Valve engine and part sales to increase significantly during this fiscal year.

While the Company anticipates that the current fiscal year ending April 30, 1999 will have deficit earnings, the fourth quarter of the current year is expected to be profitable. Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of the Company, the capacity of the company to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable sourcing of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability of the Company to raise funds and control costs.

Liquidity and Capital Resources
-------------------------------

As part of its equity funding and financing, the Company has issued two separate series of convertible notes to investors:

     Beginning in October 1997, the Company issued thirty-four (34) 8% Subordinated Notes, for an aggregate of $1,579,500. The notes mature one year from date of issue, convertible at $2.00 per share, with no warrants attached. Interest is convertible at the same rate as the principal, at the discretion of the note holder.

     Beginning in April 1998, the Company issued twenty-nine (29) 7% Subordinated Notes, for an aggregate of $699,500. The notes mature one year from the date of issue, convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant is attached at 10% above the final price of a secondary offering.

Also, notes payable consist of nine (9) unsecured promissory notes dated March 30, 1998 to individuals providing bridge loan financing. The principal aggregate is $700,000 with interest payable at 10% at maturity on September 30, 1998. The Company also contracted to issue a total of 142,000 shares of common stock to these individuals at maturity in order to obtain a favorable interest rate and repayment terms. Loan costs are expensed as incurred.

The proceeds from the Company's fund raising efforts have been used for investment in inventory, equipment, licenses and intellectual rights for an aggregate out-lay during the fiscal year ended April 30, 1998 of $978,182 and to supply working capital for the Company's operations to-date.

Plan of Operation
-----------------

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

During the remainder of calendar year 1998 the Company anticipates producing 300 additional motorcycles. This projection is based on a plan to ramp production through refinement of the assembly process and investment in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts and conveyor belts. The total monthly production is projected to increase from 30 to 120 in November with the addition of a second assembly line and starting two shift operations. Production is projected to be increased to 188 per month from January through April 1999.

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

Equity investments will be raised during the next twelve month period to support these investments and provide the operating capital to reach cash-positive operations. A Private Placement Memorandum (PPM) is planned for October 1998 which is projected to raise a minimum of $5 million. A public secondary offering is planned for mid-fiscal year 2000 which is projected to raise a minimum of $25 million. A minimum of $8 million will be needed to fund the investments and support operational cash flow needs (e.g. procurement of parts for production) in order for the Company to accomplish its business plan goals and objectives for FY 98/99.

                          AMERICAN QUANTUM CYCLES, INC.
                                     PART II
                                Other Information




     Item 1.     Legal Proceedings - None
                 -----------------

     Item 2.     Changes in Securities - None
                 ---------------------

     Item 3.     Defaults upon Senior Securities - None
                 -------------------------------

     Item 4.     Submission of Matters to a Vote of Security Holders - None
                 ---------------------------------------------------

     Item 5.     Other Information - None
                 -----------------

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits - None

                 (b)  Reports on Form 8-K
                      There were no reports on Form 8-K filed for the three months ended July 31, 1998.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial officer by the Registrant.



                                       AMERICAN QUANTUM CYCLES, INC.




Date:  September 22, 1998              By: /s/  Richard K. Hagen
       ------------------                  ---------------------
                                           Richard K. Hagen
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer,
                                           Chief Financial Officer and President
                                           Officer of Registrant