Form 10QSB
period 1998-10-31
AMERICAN QUANTUM CYCLES INC
filed 1998-12-31
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934


For the quarter ended October 31, 1998

Commission file number 0-24083


                          AMERICAN QUANTUM CYCLES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-2651232
-------------------------------                  --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification number)

731 Washburn Road
Melbourne, Florida                                         32934
---------------------------------------           --------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008
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

                                  Yes _X_           No ____


Common stock outstanding at October 31, 1998 was 4,361,345 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                            Condensed Balance Sheets


                                                                                       October 31, 1998          April 30, 1998
                                                                                          (Unaudited)
                                                                                       ----------------          --------------
                     ASSETS
                     ------
Current assets
     Cash and cash equivalents                                                         $         20,408          $       8,768
     Accounts receivable - trade  (Note 8)                                                    5,090,919                 35,602
     Inventory - raw materials (at FIFO)                                                        138,646                682,575
     Inventory - work in process                                                                779,563                 66,796
     Inventory - finished goods                                                                       0                 13,787
     Prepaid expenses and other current assets                                                   41,875                 39,308
                                                                                     ------------------        ---------------
Total current assets                                                                          6,071,411                886,836

Property and equipment, net                                                                   1,062,855                587,013
Patents and licenses, net (Note 4)                                                              341,833                349,667
Other assets                                                                                     41,767                 40,700

                                                                                     ------------------       ----------------
               Total Assets                                                              $    7,517,866         $    1,864,216
                                                                                     ==================       ================

           (See accompanying notes to condensed financial statements)

                                                                                    October 31, 1998             April 30, 1998
                                                                                       (Unaudited)
                                                                                    ----------------             --------------


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
Liabilities
     Current liabilities
          Accounts payable - trade                                                       $    1,459,724         $      370,658
          Accrued compensation                                                                   32,141                 21,921
          Notes payable - bridge loan (Note 6)                                                  700,000                650,000
          Convertible debentures - 8% (Note 7)                                                1,579,500              1,524,500
          Convertible debentures - 7% (Note 7)                                                  699,500                143,000
          Deferred income  (Note 8)                                                           4,728,308                      0
          Other accrued expenses and current liabilities                                        981,762                295,182
                                                                                     ------------------       ----------------
               Total current liabilities                                                     10,180,935              3,005,261

     Long term liabilities
          Capitalized leases (Note 5)                                                            76,825                 99,604
          Notes payable - bank                                                                   24,956                 27,074
          Notes payable - other                                                                  29,982                 35,487
                                                                                     ------------------       ----------------
               Total long term liabilities                                                      131,763                162,165
                                                                                     ------------------       ----------------
                    Total Liabilities                                                        10,312,698              3,167,426
                                                                                     ------------------       ----------------

Shareholders' Equity
     Preferred stock - $.001 par value; 2,500,000
          shares authorized; no shares issued                                                         0                      0
     Common stock - $.001 par value; 50,000,000
          shares authorized; 4,361,345 shares and
          2,471,045 shares issued and outstanding                                                 4,361                  2,471
     Capital in excess of par value                                                           2,550,273              1,328,664
     Retained earnings (deficit)                                                             (5,349,466)            (2,634,345)
                                                                                     ------------------       ----------------
          Total shareholders' equity (deficit)                                               (2,794,832)            (1,303,210)
                                                                                     ------------------       ----------------
               Total Liabilities & Shareholders' Equity                                $      7,517,866        $     1,864,216
                                                                                     ==================       ================


           (See accompanying notes to condensed financial statements)

                          AMERICAN QUANTUM CYCLES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                Three months ended     Three months ended      Six months ended    Six months ended
                                                 October 31, 1998       October 31, 1997       October 31, 1998    October 31, 1997
                                                ------------------     ------------------      ----------------    ----------------
Net sales of tangible goods                      $      305,999          $       23,355         $    474,023        $     23,355
Cost of goods sold                                      369,123                  37,422              644,316              37,422
                                                ---------------          --------------         ------------        ------------

     Gross profit (deficit)                             (63,124)                (14,067)            (170,293)            (14,067)

Selling, general and administrative expenses            745,691                 311,810            1,977,436             523,972
                                                ---------------          --------------         ------------        ------------
     Operating profit (deficit)                        (808,815)               (325,877)          (2,147,729            (538,039)

Other income (expense):
     Interest expense                                   (61,374)                (26,246)            (569,083)            (26,246)
     Loss on disposition of asset                             0                  (7,566)                   0              (7,566)
     Other income (Note 9)                                  197                     317                1,691                 321
                                                ---------------          --------------         ------------        ------------
               Net Operating Loss                $     (869,992)         $     (359,372)        $ (2,715,121)           (571,530)
                                                ===============          ==============         ============        ============

Weighted average shares outstanding                   3,669,445               3,518,741            3,706,908           3,502,009
                                                ===============          ==============         ============        ============



Loss per common share                            $       (0.237)         $       (0.102)         $    (0.732)       $     (0.163)
                                                ===============          ==============         ============        ============

Loss per Common Share-diluted                    $       (0.149)         $       (0.102)         $    (0.465)       $     (0.163)
                                                ===============          ==============         ============        ============

           (See accompanying notes to condensed financial statements)

                          AMERICAN QUANTUM CYCLES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six months ended           Six months ended
                                                                                        October 31, 1998           October 31, 1997
                                                                                        ----------------           ----------------
Cash flows from operating activities:
     Net loss                                                                           $   (2,715,121)            $      (571,530)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                                        118,153                      12,105
          Changes in assets and liabilities:
               Receivables                                                                    (463,311)                     52,691
               Inventories                                                                    (155,051)                   (475,807)
               Prepaid expenses and other                                                       10,244                     (36,398)
               Accounts payable                                                              1,089,066                      66,725
               Other accrued expenses and current liabilities                                  696,800                      43,800
                                                                                        --------------             ---------------
                    Net cash used by operating activities                                   (1,419,220)                   (908,414)


Cash flows from financing activities:
     Loan proceeds                                                                              50,000                     200,000
     Convertible debenture proceeds                                                            611,500                     280,000
     Retirement of prior debt                                                                        0                    (325,000)
     Payment of loan principal                                                                 (30,401)                       (846)
     Net capital and stock changes                                                           1,341,088                   1,092,378
                                                                                        --------------             ---------------
          Net cash provided by financing activities                                          1,972,187                   1,246,532


Cash flows from investing activities:
     Additions to property and equipment                                                      (581,327)                   (234,759)
     Additions to intangible assets (Note 4)                                                         0                    (235,000)
                                                                                        --------------             ---------------
          Net cash used by investing activities                                               (581,327)                   (469,759)
                                                                                        --------------             ---------------

Net (decrease) increase in cash                                                                (28,360)                   (131,641)
Cash at beginning of period                                                                     48,768                     244,985
                                                                                        --------------             ---------------
Cash at end of period                                                                   $       20,408             $       113,344
                                                                                        ==============             ===============

           (See accompanying notes to condensed financial statements)

                          AMERICAN QUANTUM CYCLES, INC.
                      Notes to Condensed Financial Statements
                                   (Unaudited)



(1)   Basis of Presentation, General and Business
      -------------------------------------------

American Quantum Cycles, Inc. ("The Company") is an early production stage company that designs, produces, markets, distributes and sells American-made, high performance V-twin engine cruiser and touring style motorcycles. These motorcycle products include stock models and motorcycles built to customer specified configurations. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 the Company changed its name to American Quantum Cycles, Inc. and its fiscal year end to April 30.

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


(3)   Transition from Development Stage Company to Production
      -------------------------------------------------------

The Company has transitioned from a development stage company into an early production ramp-up stage company. The Company has completed various activities necessary for this transition including entering into dealership agreements, a technology license agreement (see Note 4), leasing and upgrading facilities, purchasing supplies and equipment, and hiring and training employees. The Company anticipates that the current fiscal year ending April 30, 1999 will sustain additional losses. Except for the historical information contained herein, the matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties.

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

(4)   Patents, Licenses and Certificates
      ----------------------------------

In August 1997, the Company entered into a license agreement (the "Agreement") with Feuling whereby the Company, as licensee, obtained a license to use certain proprietary technologies including among other things, patents trade secrets, techniques, tooling designs, product designs, and trademarks. Pursuant to the terms of the Agreement, so long as the Company complies with certain other provisions including non-disclosure of the proprietary technology, the Company has an exclusive license, for motorcycle applications, in perpetuity for the 4-Valve technology. This technology will be used in connection with the Company motorcycles and bolt-on kits for the Harley Davidson motorcycles which feature the evolution engine, evolution big twin, other Harley Davidson clones and aftermarket parts. An American Quantum Motorcycle with its 4-Valve engine successfully passed EPA testing and was awarded an EPA certificate for 49 states (less California). American Quantum will submit a second motorcycle for further testing aimed at a 50 state certificate in the early spring of 1999.

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

The Company has received extensions until a secondary offering on all notes and these note holders have been offered an updated agreement tied to the contracted secondary offering expected to be completed during March 1999, however no assurance can be given that the secondary offering will be completed. The note holders will be repaid by converting principle plus interest (accrued through the date of secondary completion) into American Quantum stock at the opening stock price of the secondary offering plus two warrants (at the same share price as the original conversion) for each share resulting from the note conversion. As of the date of this filing 6 note holders representing $249,999 of original note loans have executed agreements to convert to American Quantum stock at time of completion of the secondary.

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

The Company has received extensions until a secondary offering on all notes and these note holders have been issued an updated agreement tied to the contracted secondary offering expected to be completed during March 1999. These note holders have been offered the choice of being repaid via principle, interest (accrued through to the time of completion of the secondary offering) and American Quantum incentive shares or to be repaid by converting principle plus interest (accrued through the date of secondary completion) into American Quantum stock at the opening stock price of the secondary offering plus one warrant (at the same share price as the original conversion) for each share resulting from the note conversion. As of the date of this filing 11 note holders representing $579,000 of original note loans have executed agreements to convert to American Quantum stock at time of completion of the secondary.

     Beginning in April 1998, the Company issued twenty-nine (29) 7% Subordinated Notes, for an aggregate of $699,500. The notes mature one year from the date of issue, convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant is attached at 10% above the final price of a secondary offering.

The Company has received extensions until a secondary offering on all notes and these note holders have been issued an updated agreement tied to the contracted secondary offering expected to be completed during March 1999. These note holders have been offered the choice of being repaid via principle, interest (accrued through to the time of completion of the secondary offering) and American Quantum incentive shares or to be repaid by converting principle plus interest (accrued through the date of secondary completion) into American Quantum stock at the opening stock price of the secondary offering plus one warrant (at the same share price as the original conversion) for each share resulting from the note conversion. As of the date of this filing 11 note holders representing $245,000 of original note loans have executed agreements to convert to American Quantum stock at time of completion of the secondary.


(8)   Recognition of Income
      ---------------------

Orders received from the Company's dealers are booked as received in Account Receivable, with an offset in Deferred Income. As the motorcycle proceeds through the production process, revenue is recognized based on "percentage of completion."

                          AMERICAN QUANTUM CYCLES, INC.
             Management's Discussion, Analysis and Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Results of Operation
--------------------

The Company has transitioned from a development stage company into an early production operation. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 the Company changed its name to American Quantum Cycles, inc. and its fiscal year end to April 30.

As the Company was inactive prior to March 1997, there was no income and onlyincidental supply costs and the accrued interest expense from seven promissory notes totaling $250,000 in principal. The fiscal year ended April 30, 1997 had a deficit carried forward of ($2,634). During the fiscal year ended April 30, 1998 the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital, and has sustained cumulative losses of ($2,634,345). These losses have resulted primarily from expenditures for general and administrative activities, including salaries and professional fees for outside services in the amount of $1,164,291, travel and marketing expenses of $457,590, and accrued interest expense of $187,232 from the bridge loan and convertible debentures issued.

The company sustained continuing losses in the second quarter of this fiscal year in the amount of ($869,992). These losses include $745,691 in general and administrative activities, representing significant increases in personnel and the outside professional services necessary for production ramp-up, and $61,374 in accrued interest expense.

The Company sustained continuing losses in the first six months of this fiscal year in the amount of ($2,715,121). These losses include $1,977,436 in general and administrative activities, representing significant increases in personnel and the outside professional services necessary for production ramp-up, and $569,083 in accrued interest expense. The Company sustained losses in the first six months of the last fiscal year in the amount of ($571,530). These losses include $523,972 in general and administrative activities, representing training and development of personnel and process necessary in a development stage operation, and $26,246 in accrued interest expense.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testing, and the remaining six are used for marketing purposes. An additional 14 motorcycles have been produced during this fiscal year to-date, and an additional 230 motorcycles have been booked into production slots from 23 dealers. Eighty-six of these bikes have been scheduled for delivery during the January-March timeframe of 1999. The Company expects after-market 4-Valve engine and part sales to increase significantly during this fiscal year.

While the Company anticipates that the current fiscal year ending April 30, 1999 will sustain additional losses with operations improving in the 4th quarter, the last two months of the FY (March and April of 1999) are expected to improved. Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of the Company, the capacity of the company to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable sourcing of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability of the Company to raise funds and control costs.

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

The company has received extensions until a secondary offering on all notes and these note holders have been issued an updated agreement tied to the contracted secondary offering (see Note 8) expected to be completed during March 1999. These note holders have been offered the choice of being repaid via principle, interest (accrued through to the time of completion of the secondary offering) and American Quantum incentive shares or to be repaid by converting principle plus interest (accrued through the date of secondary completion) into American Quantum stock at the opening stock price of the secondary offering plus one warrant (at the same share price as the original conversion) for each share resulting from the note conversion. As of the date of this filing 11 note holders representing $579,000 of original note loans have executed agreements to convert to American Quantum stock at time of completion of the secondary.

     Beginning in April 1998, the Company issued twenty-nine (29) 7% Subordinated Notes, for an aggregate of $699,500. The notes mature one year from the date of issue, convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant is attached at 10% above the final price of a secondary offering.

The Company has received extensions until a secondary offering on all notes and these note holders have been issued an updated agreement tied to the contracted secondary offering (see Note 8) expected to be completed during March 1999. These note holders have been offered the choice of being repaid via principle, interest (accrued through to the time of completion of the secondary offering) and American Quantum incentive shares or to be repaid by converting principle plus interest (accrued through the date of secondary completion) into American Quantum stock at the opening stock price of the secondary offering plus one warrant (at the same share price as the original conversion) for each share resulting from the note conversion. As of the date of this filing 11 note holders representing $245,000 of original note loans have executed agreements to convert to American Quantum stock at time of completion of the secondary.

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

The Company has received extensions until a secondary offering on all notes and these note holders have been offered an updated agreement tied to the contracted secondary offering (see Note 8) expected to be completed during March 1999. The note holders will be repaid by converting principle plus interest (accrued through the date of secondary completion) into American Quantum stock at the opening stock price of the secondary offering plus two warrants (at the same share price as the original conversion) for each share resulting from the note conversion. As of the date of this filing 6 note holders representing $249,999 of original note loans have executed agreements to convert to American Quantum stock at time of completion of the secondary.

American Quantum Cycles has a letter of intent with an investment banker firm for a public secondary offering for a minimum of $6 million. The company is in the process of completing a private bridge program targeted at 1.5 million dollars. The terms of the bridge program are to repay the principle plus interest (at 7%) plus incentive shares at the time of the completion of the secondary offering. American Quantum will use these funds for operating expenses and production rampup through to the time of the completion of the secondary. Through this period of time (November 1998 through March 1999), American Quantum expects to deliver and collect monies on 50-80 motorcycles. Money from the sale and delivery of motorcycles is expected to allow America Quantum to become cash flow positive before the completion of the secondary offering. However no assurances can be given that the secondary offering will be completed. In the event the secondary offering is not completed, American Quantum will need to arrange alternative financing sources.

The proceeds from the Company's fund raising efforts have been used for investment in inventory, equipment, licenses and intellectual rights for an aggregate out-lay during the fiscal year ended April 30, 1998 of $978,182 and to supply working capital for the Company's operations to-date.

Plan of Operation
-----------------

The Company has made and projects significant investments in plant and people which will support a significant ramp-up in monthly production of motorcycles and engines during the next six months. Investment in plant includes manufacturing equipment, materials handling equipment along with computer hardware and software (enterprise resource planning software including integration with the Company's Dealer oriented Intranet). During this same period, the Company's headcount (number of full time employees) is projected to increase from 44 to over 70. Most of the increase in headcount will be in production and key support functions such as quality control, procurement and inventory management.

During the remainder of calendar year 1998 the Company anticipates producing 300 additional motorcycles. This projection is based on a plan to ramp production through refinement of the assembly process and investment in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts and conveyor belts. The total monthly production is projected to increase from 60 in February with the addition of a second assembly line and starting two shift operations. Production is projected to be increased to 100 motorcycles per month from January through April 1999.

The Company will invest in the research and development of two new product lines during the next six months: a Touring motorcycle and a 96 cubic inch engine. The Touring motorcycle will be a second product line to the existing Cruiser model and will include saddle bags and windshields/fairings. The Touring motorcycle is targeted at one of the fastest growing market segments. A prototype of the Touring product has been built and was featured at the Sturgis Motorcycle Rally in July of 1998. The Dealer and consumer response was very favorable with a number of orders being placed at the show. The 96 cubic inch engine will use the same 4-Valve technology as the Company's present 88 cubic inch engine. The Company has built a 96 cubic inch engine and has put it through extensive testing including over 4,000 miles of road testing and dynamometer tests. The dynamometer tests established improvement in peak foot-pounds of torque at over 10% more than available from the 88 cubic inch engine. American Quantum's 4-Valve engine design is one of the industry leaders in high torque at low and mid-range speeds. This is important to riders in giving excellent acceleration for increasing speed to merge onto highway traffic from onramps and passing trucks safely. Neither the Touring motorcycle nor the 96 cubic inch engine are required product introductions in the next twelve months in order to achieve the Company's business plan and financial objectives.

Year 2000 disclosure
--------------------

Computers, software and other equipment using microprocessors have been utilized that will accurately process date-based information, and are "Year 2000" compliant. Specifically, our operating systems are Windows NT 4.0 based and our manufacturing software (MfgPro) and engineering software (ProE) are all "Year 2000" compliant. Our usage of "Year 2000" compliant applications enables us to perform necessary business operations without the possible adverse impact that non-compliant software could cause.

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

     Item 3.     Defaults upon Senior Securities - None
                 -------------------------------

     Item 4.     Submission of Matters to a Vote of Security Holders - None
                 ---------------------------------------------------

     Item 5.     Other Information - None
                 -----------------

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits - 27.1 Data sheet

                 (b)  Reports on Form 8-K
                      There were no reports on Form 8-K filed for the three months ended October 31, 1998.

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




Date:  December 18, 1998               By: /s/  Richard K. Hagen
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