Form 10QSB
period 1999-01-31
AMERICAN QUANTUM CYCLES INC
filed 1999-03-24
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934


For the quarter ended January 31, 1999

Commission file number 0-24083


                          AMERICAN QUANTUM CYCLES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                     59-2651232
-------------------------------                --------------------------
(State or other jurisdiction of                      ( I.R.S. Employer
 incorporation or organization)                   Identification number)

731 Washburn Road
Melbourne, Florida                                        32934
- --------------------------------------       --------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008
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

                                  Yes _X_           No ____


Common stock outstanding at January 31, 1999 was 8,134,845 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                            Condensed Balance Sheets

                                                                                January 31, 1999   April 30, 1998
                                                                                   (Unaudited)
                                                                                ----------------   --------------
                     ASSETS
                     ------
Current assets
     Cash and cash equivalents                                                     $  103,038        $    8,768
     Accounts receivable - trade (Note 8)                                           5,313,648            35,602
     Inventory - raw materials (at FIFO)                                              157,819           682,575
     Inventory - work in process                                                      683,056            66,796
     Inventory - finished goods                                                             0            13,787
     Prepaid expenses and other current assets                                         41,523            39,308
                                                                                   ----------        ----------
Total current assets                                                                6,299,084           886,836

Property and equipment, net                                                         1,126,480           587,013
Patents and licenses, net (Note 4)                                                    337,916           349,667
Other assets                                                                           41,767            40,700
                                                                                   ----------        ----------
               Total Assets                                                        $7,805,247        $1,864,216
                                                                                   ==========        ==========

           (See accompanying notes to condensed financial statements)


                                                                                January 31, 1999   April 30, 1998
                                                                                   (Unaudited)
                                                                                ----------------   --------------

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

Liabilities
     Current liabilities
          Accounts payable - trade                                               $    952,349      $    370,658
          Accrued compensation                                                         74,064            21,921
          Notes payable - bridge loans  (Note 6)                                    1,570,000           650,000
          Convertible debentures - 8%  (Note 7)                                     1,579,500         1,524,500
          Convertible debentures - 7%  (Note 7)                                       692,000           143,000
          Lines of credit - secured & unsecured (Note 9)                              293,200                 0
          Deferred income  (Note 8)                                                 4,533,308                 0
          Other accrued expenses and current liabilities                            1,267,768           295,182
                                                                                 ------------      ------------
               Total current liabilities                                           10,962,189         3,005,261

     Long term liabilities
          Capitalized leases  (Note 5)                                                 65,377            99,604
          Notes payable - bank                                                         23,573            27,074
          Notes payable - other                                                        25,067            35,487
                                                                                 ------------      ------------
               Total long term liabilities                                            114,017           162,165
                                                                                 ------------      ------------
                    Total Liabilities                                              11,076,206         3,167,426
                                                                                 ------------      ------------

Shareholders' Equity
     Preferred stock - $.001 par value; 2,500,000
          shares authorized; no shares issued                                               0                 0
     Common stock - $.001 par value; 50,000,000
          shares authorized; 8,134,845 shares and
          2,471,045 shares issued and outstanding                                       8,135             2,471
     Capital in excess of par value                                                 2,756,040         1,328,664
     Retained earnings (deficit)                                                   (6,035,134)       (2,634,345)
                                                                                 ------------      ------------
          Total shareholders' equity (deficit)                                     (3,270,959)       (1,303,210)
                                                                                 ------------      ------------
               Total Liabilities & Shareholders' Equity                          $  7,805,247      $  1,864,216
                                                                                 ============      ============

           (See accompanying notes to condensed financial statements)

                          AMERICAN QUANTUM CYCLES, INC.
                       Condensed Statements of Operations
                                   (Unaudited)

                                             Three months ended    Three months ended   Nine months ended     Nine months ended
                                              January 31, 1999      January 31, 1998     January 31, 1999     January 31, 1998
                                             ------------------    ------------------    ----------------     -----------------
Net sales of tangible goods                    $   391,376             $   103,061          $   865,399         $   126,416
Cost of goods sold                                 263,947                  94,766              908,263             132,188
                                               -----------             -----------          -----------         -----------
     Gross profit (deficit)                        127,429                   8,295              (42,864)             (5,772)

Selling, general and administrative expenses       756,761                 590,282            2,734,197           1,114,254
                                               -----------             -----------          -----------         -----------
     Operating profit (deficit)                   (629,332)               (581,987)          (2,777,061)         (1,120,026)

Other income (expense):
     Interest expense                              (56,335)                 (4,634)            (625,418)            (30,880)
     Loss on disposition of asset                        0                       0                    0              (7,566)
     Other income  (Note 9)                              0                     834                1,691               1,155
                                               -----------             -----------          -----------         -----------
               Net Operating Loss              $  (685,667)            $  (585,787)         $(3,400,788)        $(1,157,317)
                                               ===========             ===========          ===========         ===========





Weighted average shares outstanding              4,903,095               3,568,987            4,821,291           3,562,370
                                               ===========             ===========          ===========         ===========



Loss per common share                          $    (0.140)            $    (0.164)         $    (0.705)        $    (0.325)
                                               ===========             ===========          ===========         ===========

Loss per Common Share-diluted                  $    (0.075)            $    (0.164)         $    (0.371)        $    (0.325)
                                               ===========             ===========          ===========         ===========


           (See accompanying notes to condensed financial statements)

                          AMERICAN QUANTUM CYCLES, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine months ended   Nine months ended
                                                                                   January 31, 1999   January 31, 1998
                                                                                  -----------------   -----------------
Cash flows from operating activities:
     Net loss                                                                           $(3,400,788)   $(1,157,317)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
          Depreciation and amortization                                                     201,482         33,603
          Changes in assets and liabilities:
               Receivables                                                                 (881,039)       (48,343)
               Inventories                                                                  (77,718)      (559,828)
               Prepaid expenses and other                                                     9,891        (62,015)
               Accounts payable                                                             581,691        110,776
               Other accrued expenses and current liabilities                               892,935        205,068
                                                                                        -----------    -----------
                    Net cash used by operating activities                                (2,673,546)    (1,478,056)


Cash flows from financing activities:
     Loan proceeds                                                                        1,345,700        200,000
     Convertible debenture proceeds                                                         611,500      1,054,000
     Retirement of prior debt                                                                (7,500)      (450,000)
     Payment of loan principal                                                              (48,148)        (2,057)
     Net capital and stock changes                                                        1,550,628      1,137,808
                                                                                        -----------    -----------
          Net cash provided by financing activities                                       3,452,180      1,939,751


Cash flows from investing activities:
     Additions to property and equipment                                                   (724,364)      (310,874)
     Additions to intangible assets (Note 4)                                                      0       (349,039)
                                                                                        -----------    -----------
          Net cash used by investing activities                                            (724,364)      (659,913)
                                                                                        -----------    -----------



Net (decrease) increase in cash                                                              54,270       (198,218)
Cash at beginning of period                                                                  48,768        244,985
                                                                                        -----------    -----------
Cash at end of period                                                                   $   103,038    $    46,767
                                                                                        ===========    ===========

           (See accompanying notes to condensed financial statements)

                          AMERICAN QUANTUM CYCLES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



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


(3)   Transition from Development Stage Company to Production
      -------------------------------------------------------

The Company has transitioned from a development stage company into an early production ramp-up stage company. The Company has completed various activities necessary for this transition including entering into dealership agreements, a technology license agreement (see Note 4), leasing and upgrading facilities, purchasing supplies and equipment, and hiring and training employees. The Company anticipates that the current fiscal year ending April 30, 1999 will have deficit earnings. Except for the historical information contained herein, the matters set forth herein are forward looking and involve a number of risks and uncertainties.

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

(4)   Patents, Licenses and Certificates
      ----------------------------------

In August 1997, the Company entered into a license agreement (the "Agreement") with Feuling whereby the Company, as licensee, obtained a license to use certain proprietary technologies including among other things, patents trade secrets, techniques, tooling designs, product designs, and trademarks. Pursuant to the terms of the Agreement, so long as the Company complies with certain other provisions including non-disclosure of the proprietary technology, the Company has an exclusive license, for motorcycle applications, in perpetuity for the 4-Valve technology. This technology will be used in connection with the Company motorcycles and bolt-on kits for the Harley Davidson motorcycles which feature the evolution engine, evolution big twin, other Harley Davidson clones and aftermarket parts. An American Quantum Motorcycle with its 4-Valve engine successfully passed EPA testing and was awarded an EPA certificate for 49 states (less California). American Quantum will submit a second motorcycle for further testing aimed at a 50 state certificate in the spring of 1999.

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

(6)   Bridge Loan Financing
      ---------------------

Notes payable consist of nine unsecured promissory notes dated March 30, 1998 to nine individuals providing bridge loan financing. The principal aggregate is $700,000 with interest payable at an annual rate of 10% (the "10% Notes"). The 10% Notes matured on September 30, 1998. The Company also contracted to issue a total of 142,000 shares of common stock to these individuals at maturity in order to obtain a favorable interest rate and repayment terms. Loan costs are expensed as incurred.

Two of the 10% Note holders, representing an aggregate of $380,000 of the outstanding principal balance of the 10% Notes, agreed to extend the maturity date of their 10% Notes until the close of a public secondary offering. Seven of the 10% Note holders, representing an aggregate of $320,000 of the aggregate outstanding principal amount of the 10% Notes agreed to convert the balance plus accrued interest of their respective notes into (i) common stock of the Company at a price per share equal to the price of the public secondary offering (the "10% Note Shares"); and (ii) two warrants to purchase a number of shares of the Company's common stock equal to the 10% Note Shares at an exercise price per share equal to the price of the pubic secondary offering

The Company has completed a private bridge program against this secondary offering in the amount of $870,000. The terms of the bridge program are to repay the principle plus incentive shares at the time of the completion of the secondary offering. American Quantum will use these funds for operating expenses and production ramp-up through to the time of the completion of the secondary.

(7)   Convertible Notes
      -----------------

As part of its equity funding and financing, the Company has issued two separate series of convertible notes to investors. Beginning in October 1997, the Company issued forty (40) 8% Subordinated Notes to 32 investors, for an aggregate principal amount of $1,407,000 (the "8% Notes"). The notes matured one year from date of issue, convertible at $2.00 per share, with no warrants attached. Interest is convertible at the same rate as the principal, at the discretion of the note holder.

Nine of the 8% Note holders, representing an aggregate of $240,000 of the outstanding principal balance of the 8% Notes, agreed to extend the maturity date of their 8% Notes until the close of this Offering. Sixteen of the 8% Note holders, representing an aggregate of $624,000 of the aggregate outstanding principal amount of the 8% Notes agreed to convert the balance plus accrued interest of their respective notes into (i) common stock of the Company at a price per share equal to the price of the public secondary offering (the "8% Note Shares"); and (ii) one warrant to purchase a number of shares of the Company's common stock equal to the 8% Note Shares at an exercise price per share equal to the price of the public secondary offering. The Company redeemed one of the 8% Notes which had a principal balance of $70,000. The Company has not received agreements to either extend the maturity date or convert their 8% Notes from six investors, representing an aggregate $473,000 of the aggregate outstanding principal amount of the 8% Notes. As a result, if the remaining 8% Note holders do not convert or extend the terms of their Notes, and such 8% Note holders send the Company notice informing the Company that it is in default of its repayment obligations on the 8% Notes, the Company will be considered in default of such Note.

Beginning in April 1998, the Company issued twenty-seven (27) 7% Subordinated Notes to 25 investors, for an aggregate principal amount of $549,500 (the "7% Notes"). The notes mature one year from the date of issue, convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company.

Six of the 7% Note holders, representing an aggregate of $70,000 of the outstanding principal balance of the 7% Notes, agreed to extend the maturity date of their 7% Notes until the close of this Offering. Thirteen of the 7% Note holders, representing an aggregate of $292,000 of the aggregate outstanding principal amount of the 7% Notes agreed to convert the balance plus accrued interest of their respective notes into (i) common stock of the Company at a price per share equal to the price of this Offering (the "7% Note Shares"); and
(ii) one warrant to purchase a number of shares of the Company's common stock equal to the 7% Note Shares at an exercise price per share equal to the price of this Offering. The Company redeemed two of the 7% Notes which had an aggregate principal balance of $32,500. The Company has has not received agreements to either extend the maturity date or convert their 7% Notes from four investors, representing an aggregate $155,000 of the aggregate outstanding principal amount of the 7% Notes.

(8)   Recognition of Income
      ---------------------

Orders received from the Company's dealers are booked as received in Account Receivable, with an offset in Deferred Income. As the motorcycle proceeds through the production process, revenue is recognized based on "percentage of completion."


(9)   Subsequent Events
      -----------------

In December 1998, the Company contracted for a secured line of credit to use for operating expenses in the amount of $755,000 with a 10% interest rate and a total of 755,000 incentive shares issued. Interest and principle on the line of credit must be repaid to the line of credit provider on demand.

In February 1999, the Company contracted with six individuals for an additional unsecured line of credit in the aggregate amount of $650,000 to use for operating expenses. Interest of 8% plus principle is to be paid after the completion of the secondary, and a total of 520,000 incentive shares issued.


The Company is currently arranging for a $3,000,000 secured line of credit to use for inventory and production expenses. In addition to the bridge funding, these lines of credit will cover expenses of the company through to the completion of the secondary offering.

                          AMERICAN QUANTUM CYCLES, INC.

             Management's Discussion, Analysis and Plan of Operation


RISK FACTORS
------------

THIS PROSPECTUS CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS PROSPECTUS, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB, AS WELL AS IN THIS REPORT ON PROSPECTUS. SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         AMONG THE KEY RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS ARE ESTIMATES OF COSTS, PROJECTED RESULTS OR ANTICIPATED RESULTS.

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

Plan of Operation
-----------------

The Company has made and projects significant investments in plant and people which will support an aggressive ramp-up in monthly production of motorcycles and engines during the next six months. Investment in plant includes manufacturing equipment, materials handling equipment along with computer hardware and software (enterprise resource planning software including integration with the Company's Dealer oriented Intranet). During this same period, the Company's headcount (number of full time employees) is projected to increase from 38 to over 70. Most of the increase in headcount will be in production and key support functions such as quality control, procurement and inventory management.

Production ramp-up will be implemented through refinement of the assembly process and investment in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts and conveyor belts. The total monthly production is projected to increase from 40 in March with the addition of a second assembly line and starting two shift operations during the late spring of 1999. Production is projected to be increased to 100 motorcycles per month by April 1999.

The Company has plans to invest in the research and development of two new product lines during the next six months: a touring motorcycle and a 96 cubic inch engine. The touring motorcycle will be a second product line to the Cruiser model currently manufactured by the Company and will include saddle bags and windshields/fairings. The touring motorcycle is targeted at one of the fastest growing market segments. A prototype of the Touring product has been built and was featured at the Sturgis Motorcycle Rally in August of 1998. Management of the Company ("Management") believes that the dealer and consumer response was very favorable due to the number of orders for the touring motorcycle that were placed at the rally. The 96 cubic inch engine will use the same 4-Valve technology as the Company's present 88 cubic inch engine. The Company put the 96 cubic inch engine through extensive testing, including over 4,000 miles of road testing and numerous dynamometer tests. The dynamometer tests established a 10% improvement in peak foot-pounds of torque more than available from the 88 cubic inch engine. Management believes that 4-Valve engine design is one of the industry leaders in high torque at low and mid-range speeds. This torque gives riders excellent acceleration for increasing speed to merge into highway traffic from on-ramps and passing trucks safely. The touring motorcycle and the 96 cubic inch engine are planned to be introduced in the next twelve months


Results of Operation
--------------------

The Company has transitioned from a development stage company into an early production company. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 the Company changed its name to American Quantum Cycles, inc.
and its fiscal year end to April 30.

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

The Company sustained continuing losses in the first nine months of this fiscal year in the amount of ($3,400,788). These losses include $2,734,197 in general and administrative activities, representing significant increases in personnel and the outside professional services necessary for production ramp-up, and $625,418 in accrued interest expense. The Company sustained losses in the first nine months of the last fiscal year in the amount of ($1,157,317). These losses include $1,114,254 in general and administrative activities, representing training and development of personnel and process necessary in a development stage operation, and $30,880 in accrued interest expense.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testing, and the remaining six are used for marketing purposes. An additional 18 motorcycles have been produced during this fiscal year to-date, and an additional 230 motorcycles have been booked into production slots from 23 dealers. Eighty-six of these bikes have been scheduled for delivery during the April-June timeframe of 1999. The Company expects after-market 4-Valve engine and part sales to increase significantly during the fiscal year 1999/2000.

While the Company anticipates that the current fiscal year ending April 30, 1999 will have deficit earnings, including the aggregate for the 4th Quarter, the first two months of the new FY (May and June of 1999) are expected to be cash flow positive. Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of the Company, the capacity of the company to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable sourcing of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability of the Company to raise funds and control costs.


Liquidity and Capital Resources
-------------------------------

         Since the Company only recently emerged from its development stage, it has not received any material income from operations. As such, the Company relies on private sources of financing to support its operations. As part of its funding and financing, the Company issued two separate series of convertible notes to investors:

         Beginning in October 1997, the Company issued an aggregate of forty
(40) 8% Subordinated Notes to 32 investors, in ^the ^aggregate principal amount of $1,407,000 (the "8% Notes"). The notes matured one year from date of issue. Nine of the 8% Note holders, representing an aggregate of $240,000 of the outstanding principal balance of the 8% Notes, agreed to extend the maturity date of their 8% Notes until the close of this Offering. Sixteen of the 8% Note holders, representing an aggregate of $624,000 of the aggregate outstanding principal amount of the 8% Notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of the Company at the a price per share equal to $5.00, (the "8% Note Shares"); and (ii) warrants to purchase a number of shares of the Company's common stock equal to the 8% Note Shares at an exercise price of $5.00 per share. The Company redeemed one of the 8% Notes with a principal balance of $70,000. The remaining six 8% Note holders have not agreed to either extend the terms of, or convert, their 8% Notes. As a result, if the remaining six 8% Note holders, representing an aggregate of $473,000 of the outstanding principal balance of the 8% Notes, send the Company notice informing the Company that it is in default of its repayment obligations on the 8% Notes, the Company will be considered in default of such 8% Notes.

         Beginning in April 1998, the Company issued an aggregate of twenty-seven (27) 7% Subordinated Notes to 25 investors, in return for which the Company received proceeds of $549,500 (the "7% Notes"). The 7% Notes mature one year from the date of issuance and are convertible into shares of common stock of the Company at $8.00 per share. Interest is payable in cash or shares of common stock of the Company, at the discretion of the Company. Six of the 7% Note holders, representing an aggregate of $70,000 of the outstanding principal balance of the 7% Notes, agreed to extend the maturity date of their 7% Notes until the close of this Offering. Thirteen of the 7% Note holders, representing an aggregate of $292,000 of the aggregate outstanding principal amount of the 7% Notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of the Company at the a price per share equal to $5.00, (the "7% Note Shares"); and (ii) warrants to purchase a number of shares of the Company's common stock equal to the 7% Note Shares at an exercise price of $5.00 per share. The Company redeemed two of the 7% Notes which had an aggregate principal balance of $32,500. The remaining four 7% Note holders, representing an aggregate of $155,000 of the outstanding principal balance of the 7% Notes, have not agreed to either extend the terms of, or convert, their respective 7% Notes. As a result, if any of the remaining four 7% Note holders are not repaid, or do not convert or extend the terms of their 7% Notes by April 1999, and such 7% Note holders send the Company notice informing the Company that it is in default of its repayment obligations on the 7% Notes, the Company will be considered in default of the 7% Notes.

         In March 1998, the Company received aggregate of $700,000 in connection with the issuance of nine (9) promissory notes to nine investors which bear interest annually at a rate of 10% (the "10% Notes"). The 10% Notes mature one year from the date of issuance and are convertible into shares of common stock of the Company at $8.00 per share. Interest is payable in cash or shares of common stock of the Company, at the discretion of the Company. Two of the 10% Note holders, representing an aggregate of $380,000 of the outstanding principal balance of the 10% Notes, agreed to extend the maturity date of their 10% Notes until the close of this Offering. Seven of the 10% Note holders, representing an aggregate of $320,000 of the aggregate outstanding principal amount of the 10% Notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of the Company at the a price per share equal to $5.00, (the "10% Note Shares"); and (ii) two warrants to purchase a number of shares of the Company's common stock equal to the 10% Note Shares at an exercise price of $5.00 per share. ^

         Between November 1998 and January 1999, the Company completed a private offering of approximately 35 Units of its securities (the "Units") to 11 investors from which the Company received gross proceeds of $870,000. Each Unit consisted of (i) a Senior Promissory Note in the principal amount of $25,000 and
(ii) the right to receive a number of shares of Common Stock of the Company determined by dividing $12,500 by the subsequent public offering price per share of the Company's Common Stock in an underwritten public offering from which the Company receives at least $5,000,000 gross proceeds.

         In December 1998, the Company contracted for a secured line of credit in the amount of $755,000 to use for operating expenses. The line of credit accrues interest at a rate of 10% per annum. Principal and interest on the line of credit must be repaid to the line of credit provider upon demand. In February 1999, the Company contracted with six individuals for an unsecured line of credit in the aggregate amount of $650,000 use for operating expenses. The Company is currently arranging for a $3,000,000 secured line of credit to use for inventory and production expenses. However, there is no guarantee this line of credit will be obtained. In addition to the bridge funding, these lines of credit will cover expenses of the Company through to the completion of the secondary offering.

         Between March and May 1999, American Quantum expects to deliver and collect monies on 75-125 motorcycles. Money from the sale and delivery of motorcycles is expected to allow American Quantum to become cash flow positive before the completion of the secondary offering. However, no assurances can be given that the secondary offering will be completed. In the event the secondary offering is not completed, American Quantum will need to arrange alternative financing sources.

         The proceeds from the Company's fund raising efforts have been used for investment in inventory, equipment, licenses and intellectual rights for an aggregate out-lay during the fiscal year ended April 30, 1998 of $978,182 and to supply working capital for the Company's operations to date.

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

     Item 3.     Defaults upon Senior Securities - None
                 -------------------------------

     Item 4.     Submission of Matters to a Vote of Security Holders - None
                 ---------------------------------------------------

     Item 5.     Other Information - None
                 -----------------

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits - 27.1 Data sheet

                 (b)  Reports on Form 8-K
                      There were no reports on Form 8-K filed for the three months ended January 31, 1999.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial officer by the Registrant.



                                       AMERICAN QUANTUM CYCLES, INC.




Date:  March 22, 1999              By: /s/ Richard K. Hagen
       --------------                      ---------------------
                                           Richard K. Hagen
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer,
                                           Chief Financial Officer and President
                                           Officer of Registrant