Form 10KSB40
period 1999-04-30
AMERICAN QUANTUM CYCLES INC
filed 1999-08-16
CIK 1041970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended April 30, 1999
                          Commission File No. 000-24083


                          AMERICAN QUANTUM CYCLES, INC.
                 (Name of Small Business Issuer in Its Charter)

            Florida                                       59-2651232
(State of Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

731 Washburn Road, Melbourne, Florida                        33434
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (407) 752-0008
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:        None


                                                   Name of Each Exchange
       Title of Each Class                          on Which Registered
================================             ===============================

  Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes           No
                        ---X--        -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---
       State issuer's revenues for its most recent fiscal year: $ 975,780

                                  -------------

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

    2,620,752 shares of Common Stock, $.001 par value, as of August 13, 1999.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS
                  -----------------------

Introduction

American Quantum Cycles, Inc. designs, manufactures and distributes American-made, high performance V-twin engine cruiser and touring style motorcycles. These motorcycle products include stock models and motorcycles built to customer specifications. We make use of a "just in time" approach (i.e. ordering parts on an as-needed basis) in manufacturing, and we believe we can manufacture a high quality product using mass production methods. American Quantum Cycles further believes that this made-to-order approach helps produce greater customer satisfaction and reduces the need for added cash flow. We expects that its motorcycles will be lower in price compared to the other major sources of high performance, customer-specified motorcycles, which are primarily small customization shops and small manufacturers.

We are initially focusing on manufacturing and selling heavyweight motorcycles and have begun small-scale production of our initial heavyweight cruiser, the Liberty. We unveiled this model at the Sturgis Motorcycle Rally in Sturgis, South Dakota, in August 1997. American Quantum Cycles has produced 54 motorcycles since that time, 41 of which have been sold to dealers and/or consumers. The remaining 13 motorcycles are being used for regulatory compliance testing, marketing and long term testing. We will also take bikes to rallies and conferences including the Indianapolis Dealers Conference, Daytona Beach Bike Week, Laconia Bike Week and many others. We have signed letters of intent with 28 prospective dealers and have received orders for 280 motorcycles including 86 for immediate delivery.

We intend to make investments in plant and people to support a increase in monthly production of motorcycles and engines during the next twelve months. Investment in plant will include manufacturing equipment, materials handling equipment and computer hardware and software. During this same period, our headcount (number of full time employees) will need to increase. Most of the increase in headcount will be in production and key support functions such as quality control, procurement and inventory management.

American Quantum Cycles was originally incorporated as a Florida corporation on March 20, 1986 as "Norbern, Inc." On May 8, 1997, Norbern, Inc. changed its name to "American Quantum Cycles, Inc." American Quantum Cycles had no operations prior to May 9, 1997, when it issued shares of its common stock in exchange for management, equipment and other assets. This enabled us to manufacture, distribute and sell American-made motorcycles, motorcycle parts and related products. American Quantum Cycles fiscal year end is April 30. Our executive offices are at 731 Washburn Road, Melbourne, Florida 32934; Telephone (407) 752-0008, our fax is (407) 752-0550 and our website is http://www.quantumcycle.com.

The Industry and Market

Our management believes that the motorcycle market has been extremely robust, the healthiest segment being the cruiser market. Data from the Motorcycle Industry Council shows the cruiser market segment has enjoyed eight years of unbroken market growth averaging roughly 12% per year over this period. Industry experts are highly confident in the continuation of this growth pattern well into 2005 due to favorable demographics. The prime buyer for the heavyweight cruiser is middle-aged and middle class which means that the baby boomer segment of the population which is now reaching their peak earning years with growing discretionary income will be motorcycle prospects for the next 7-10 years.

Five different companies currently have about 95% of the market share and therefore dominate the motorcycle industry in the United States. Those companies are Harley Davidson, Honda Motorcycle, Yamaha, Suzuki and Kawasaki. In spite of this array of able competitors, the market for cruiser motorcycles is unfulfilled due to a strong demand for American made product and a shortage of production capacity on the part of Harley Davidson, which has existed for the last five years. Our management believes that this product shortage has caused unusual market distortions to exist for a number of years, which include:

o Harley Davidson buyers having to wait from 3-12 months for product delivery

o Harley Davidson Dealers adding a large number of accessories on their product to raise prices and margins

o Many Harley Davidson buyers being required to add $5-10k of aftermarket parts to new motorcycles to get a high performance product

o High demand and high prices for used Harley Davidson motorcycles

o Harley Davidson dealers taking on second product line in order to fulfill demand

Because there is little or no competition between Harley Davidson dealers, the dealers have been taking advantage of the excess demand market condition by adding a large number of accessories on their product to arbitrarily raise the price and margin of their motorcycles. The consumer has been tolerating this because they have no competition between Harley Davidson dealers to use to drive prices back down.

Harley Davidson has taken advantage of the excess market demand situation and extreme customer loyalty by being slow to make improvements to their product line, particular slow to improve engine performance. This has created large after-market industry consisting of providers of kits with which to upgrade the performance of Harley Davidson engines. Consequently, many Harley Davidson buyers end up adding $5-$10 thousand dollars of aftermarket parts to new motorcycles in order to get a high performance product with the Harley Davidson name on it. When the market leader does not satisfy neither the quantity nor the option preferences (e.g. high performance) of the market place, this creates a market vacuum which can be filled by newer, smaller competitors with less capital resources. This is the market condition today in the heavy cruiser motorcycle segment in North America.

Currently, there are over 100 Harley Davidson dealerships, which have already picked up the Kawasaki, Honda or Suzuki lines in order to fulfill the unsatisfied demand of bikers who do not want to wait for their motorcycles. We believe the demographic audience that most dealerships are attempting to reach would prefer buying an American-made bike. However, the individual buyer has been limited to the above choices, or an expensive custom motorcycle selling in excess of $30,000. Now, however, the customer will have an alternative choice - American Quantum Cycle.

An estimated 346,966 new motorcycles were sold in 1997 with 67% of these being in the on-highway classification. New motorcycle sales equaled a retail value of $2.7 billion in 1997. The overall motorcycle industry in the U.S. generated an estimated $8.7 billion consumer sales and services, state taxes and licenses. Included in this overall industry value are retail sales of motorcycles (new and used), parts and accessories, dealer servicing, product advertising, vehicle financing charges, insurance premium, dealer personnel salaries, state tax and licensing fees. There were 12,113 retail outlets, which sold motorcycles and related products in the U.S. in 1997. Roughly one-third (34%) of these were authorized to sell new motorcycles while the remainder specialized in related parts, accessories, riding apparel, used vehicles or service.

In 1996, there were $5.6 billion in retails sales generated by all franchised (authorized by a major brand manufacturer to sell new motorcycles, parts, accessories or clothing) and non-franchised motorcycle retail outlets according to the 1996 retail outlet profit survey from the Motorcycle Industry Council. Sales by franchised outlets accounted for $4.4 billion of the total retail sales volume, compared to $1.2 billion for non-franchised outlets. The estimated average motorcycle related sales and service for a franchised motorcycle outlet was $1.606 million compared to $159,000 for a non-franchised outlet. These sales for the franchised outlets were broken down, on average, at 57% for new motorcycles, 14.7% for used motorcycles, 22% for parts, accessories and riding apparel, 5.7% for service labor and 0.6% for miscellaneous.

The 3.16 million motorcycles in use in 1996 were owned by 2.77 million owners according to the 1997 Motorcycle Statistical Annual from the Motorcycle Industry Council. Motorcycle owners have grown steadily in age and income over the past two decades (see Table below):

                      Year         Median Age           Median Income

                      1980         24 years                   $17,500
                      1985         27.1 years                 $25,600
                      1990         32 years                   $33,100

The most rapidly growing income segment for motorcycle owners was the "over $50,000 per year" bracket growing from 2.4% in 1980 to 6.1% in 1985 to 19.9% in 1990. The fastest growing education segment for motorcycle owners was "some college education" which grew from 17% in 1980 to 25.2% in 1990. The percentage of motorcycle owners who are married has grown steadily from 44.3% in 1980 to 56.6% in 1990.

In 1996, U.S. registrations of new heavyweight motorcycles increased by approximately 9.6% over 1995 registrations, and U.S. registrations of new heavyweight motorcycles have increased 59% from 1992 through 1996. American Quantum Cycles has carried out detailed demographic surveys through motorcycle registration databases, telephone surveys and face-to-face surveys to determine those demographic groups, which are owners of heavyweight cruisers. As a result of this market research, American Quantum Cycles has determined the characteristics of their target market groups and correspondingly, where they live by ZIP code, census block and trade zone.

The international market for heavyweight motorcycles has seen strong growth in the last few years. The European market grew at a 7.2% rate during 1997 according to, Ferrex International, Inc. ("Ferrex") with Germany being the largest purchaser of American manufactured heavyweight motorcycles with $76.6 million in sales for 1996, followed by Canada ($67.9 million), Japan ($46.8 million), Australia ($31.1 million), and the Netherlands ($21.8 million).

Motorcycle buyers today have three choices in buying a high performance cruiser or touring motorcycle:

             (1) to buy new American made products from small manufacturers (e.g.: Titan, Big Dog, CMC, etc.);

             (2) to buy a foreign made product; or

             (3) to buy a new Harley Davidson product and pay a large premium in order to upgrade the performance characteristics of Harley Davidson motorcycles.

American Quantum Cycles intends to fill this market gap by providing an American-made and styled motorcycle with advanced engineering and high performance technology. Since its initial promotional event at the Sturgis Motorcycle Rally in Sturgis, South Dakota, we have received more than 443 dealer inquiries to sell our motorcycles and motorcycle parts.


Products

American Quantum Cycles first model the Liberty, a heavyweight cruiser motorcycle, has been designed to achieve major product goals including:

             (1)  American styling;

             (2)  handling;

             (3)  durability; and

             (4) performance.

                o American Styling -- American Quantum Cycles believes the dimensions, angles, components and selection of materials (including the use of polished aluminum as opposed to chrome) used in the Liberty embodies the heritage of American styled motorcycles from the 1950's and, at the same time, integrates technologies of the late 1990's. For example, the painting process used by us on its motorcycle frames prevents paint from chipping, since the paint is electrically charged and baked at extremely high temperatures for a glossy, durable finish. We also believe this makes the motorcycle frame more durable. Additionally, there is a variety of customized colors and designs available through this powder coating process.

                o Handling -- A number of factors contribute to the ease of handling of the Liberty. The Liberty is designed to be completely balanced so that the center of gravity is in line with its rider. The inverted front forks of the Liberty model, typical on racing motorcycles, absorb shock and provide steady contact with the road. This delivers ease of handling under high performance conditions. The engine and transmission are rubber mounted to minimize vibration for smooth and easy handling. Many of the materials in the Liberty are selected for high strength-to-weights ratios.

                o Durability -- American Quantum Cycles believes that while competitive products in the Liberty's price class require annual repairs and continual upgrades, these repairs and upgrades are not necessary with the Liberty model. We believe that the Liberty's frame wears well through all environmental and use conditions. We polish the aluminum parts to a soft gleam and we believe that they will resist corroding or peeling. The balanced components and engine/transmission triple isolation mounts greatly reduce vibration, which adds to durability and longevity. Additionally, we make a number of components (including the oil tanks), from stainless steel, which also adds to corrosion resistance and durability. Aluminum parts dissipate heat better than the low-grade steel used by competitors, further increasing long-term durability.

                o Performance -- The single most outstanding feature of the American Quantum Cycles product line is its engine. The four stroke, four valve V-twin promises to deliver the greatest acceleration at low and mid-range speeds in its model class (heavyweight cruisers) on the road today. The engine, designed by American Quantum Cycles, includes designs for heads under exclusive license from Fueling Advanced Technologies. The two pistons are arranged vertically at a 45 degree angle to each other. The bore of 3 and 5/8 inches combined with a stroke of 4 and 1/4 inches provides 88 cubic inches or 1462 cc of capacity - near the top of the range for this class of motorcycle and larger than most of its competitors. Capacity, however, is only one factor in delivering power. The 4-valve technology produces greater airflow through the engine than the more common 2-valve. American Quantum Cycles has designed a unique manifold which manages the flow of air more efficiently resulting in a more complete burn cycle with less wasted fuel. The 4-value heads are equipped with two 1.575" intake valves and two 1.275" exhaust valves for 3.150" and 2.550" intake and exhaust capacity respectively. The spark plug is located in the middle of the head between the four valves in the combustion chamber, which has a semi-hemispherical pent roof design. The cam is ground to Quantum's specifications. The resulting engine design delivers greater torque, less pollutants, cooler operating temperatures and greater mileage all at the same time.

                        The 4-valve engine is expected to be the industry leader in ft-lbs. of torque per cubic inch of capacity. The American Quantum Cycles 4-Valve 88 cubic inch passed 49 state Environment Protection Agency tests and certification has been received. The power achieved by Quantum's 4-Value engine accomplishes what the motorcycle industry heretofore has failed to deliver an engine with excellent low-to-mid range (rpm) torque without sacrificing upper range power. In conclusion, the design of the Liberty Cruiser motorcycle has accomplished all four-product goals and has created a product, which will be extremely competitive in the motorcycle industry.

We believe we have close and efficient relationships with all of our suppliers. Approximately 50% of our motorcycle components are manufactured to our specifications by manufacturers located throughout the United States but predominantly in Florida. We purchase the remaining 50% of the components needed to complete our motorcycle from parts manufacturers and catalog distributors (e.g. tires, wheels, seats, lights, batteries, and other off-the-shelf parts).

American Quantum Cycles has and will invest in the research and development of two new product lines during the next twelve months: a touring motorcycle and a 96 cubic inch engine. The touring motorcycle will be a second product line to the existing Cruiser model and will include saddlebags and windshields/fairing. The 96 cubic inch engine will use the same 4-valve technology as American Quantum Cycles present 88 cubic inch engine. With the larger displacement, American Quantum Cycles projects an increase in peak torque in the 10-20% range.

Manufacturing

American Quantum Cycles focuses on final assembly of the engine and motorcycle in its home plant in Melbourne, Florida. American Quantum Cycles outsources all casting, machining, forging, powder coating, chrome plating and fiberglass molded processes to subcontractors, minimizing the capital investment required in heavy machinery and additional plant floor space and expenses associated with recruiting, training and retaining highly skilled personnel.

American Quantum Cycles can implement this outsource focused production philosophy cost-effectively because of its location on the "Space Coast" of central Florida taking advantage of the large number of small machine shops which have evolved to support NASA and Cape Canaveral.

American Quantum Cycles has designed and produced 55 motorcycles since May 1997. Of these, 41 motorcycles have been sold, 11 are used for marketing purposes, and 3 for engineering and regulatory testing. During the remainder of fiscal 2000 we expect to build and ship roughly 1000 Motorcycles this projection is based on a plan to increase production through refinement of the assembly process. This involves investing in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts, and conveyor belts.

We project total monthly production to increase from 20 motorcycles to 80 motorcycles in August 1999 with the addition of a second assembly line and starting two shift operations. We project that we will increase production to 160 motorcycles per month from July 1999 through April 2000. Currently, American Quantum Cycles existing manufacturing process consists of outsourcing all manufacturing of parts to subcontractors. We carry out only research and development, final assembly, testing and quality control at our facilities. American Quantum Cycles has long-term contracts with major subcontractors, vendors and backup suppliers to insure the flow of parts to our plant in Melbourne, Florida.

American Quantum Cycles presently can produce five motorcycles per week or 20 motorcycles per month with a team of seven persons working one line of final assembly stations. American Quantum Cycles has plant space and much of the equipment in place for a second parallel line prior to receiving the proceeds of this offering. American Quantum Cycles has been recruiting and training additional production personnel and can increase production from 20 motorcycles per month to 40 motorcycles per month by opening up the second production line. No new additional plant space or equipment is needed to further increase monthly production via adding a full or partial second shift 4PM to Midnight. By adding a second shift on one line only, monthly production increases to 60 motorcycles per month. Two shifts, two production lines will provide 80 motorcycles per month. All of these increases are possible with no "learning curve" or increase in productivity per line, per shift, per week. Over a six to twelve month period, We will improve productivity by streamlining assembly processes, improving jigs and fixtures, weeding out low performance personnel, etc. At the end of twelve months of production refinement, We estimate that a 10-12 man team working on one line, one shift can produce five motorcycles per day or 100 motorcycles per month.

American Quantum Cycles must also insure a corresponding increase in supply of parts to support a month-by-month increase in production. American Quantum Cycles works closely with all of its vendors, providing them with six month production forecasts and anticipating any needs on the part of the vendors to support our increasing parts supply needs. American Quantum Cycles gets its non-proprietary products primarily from large vendors with $50 million or larger in annual revenues who can scale up to provide American Quantum Cycles its increasing parts needs. Where American Quantum Cycles uses a smaller vendor for any part, we have cultivated secondary and tertiary suppliers. This is particularly critical in machining services where American Quantum Cycles has provided proprietary drawings and multiple machining houses have developed their numerical machine control code to support us. American Quantum Cycles has invested considerable in time and money to insure that its vendors can provide the increasing supply of parts required to support substantial increases in monthly production of motorcycles. Since, we can not guarantee the performance of its vendors and subcontractors, adequate and uninterrupted supply of parts must be consider a risk factor for our success.

Having grown up from its garage shop origins, much of the motorcycle industry's after market parts vendors practice an informal business philosophy. Most contracts are verbal in nature. Consequently, American Quantum Cycles has no written contracts at present with any of its parts suppliers save purchase orders with written notes concerning reorder cycles and increasing volumes over a forward looking 3-6 month period.

Intranet/Extranet System

One of our goals is to provide our customers with an efficient way of selecting an exact product design as well as to provide a method to continually track the progress of production of any specific product. We have developed a PC-based kiosk Intranet/Extranet System (the "Dealernet") for this purpose. The Dealernet uses an interactive CD-ROM (or DVD) storing two and three-dimensional images of our products. A prototype was reviewed by dealers and consumers for ease-of-use and effectiveness at the Sturgis and Daytona Beach Motorcycle shows. Management of American Quantum Cycles believes that both dealers and customers have responded favorably to the Internet software. We sent a mailer of the completed Dealernet library of bike selections (on CD) to 2,000 prospective dealers during the week of July 24, 1998 as a promotional tool and as an invitation to visit American Quantum Cycles booth at the Sturgis, South Dakota Rally.

The Dealernet system displays alternate motorcycle choices on a computer screen allowing, a customer to select a precise motorcycle design with options tailored to the customer's requirements. The customer will also know the cost of each option, and have a graphic image of the bike, which he can easily modify. Once a customer agrees to purchase our motorcycle, we will assign a unique bar code to each order. This serves as an order and tracking number for the dealer, the customer and American Quantum Cycles production plant. This also allows everyone to monitor the progress of the production of product. We have completed the Dealernet system and began to install it at our dealer locations in spring 1999.


Marketing

Our marketing program will focus on two major objectives

              (1) corporate/product name identification; and

              (2) lead generation for the sales and distribution channels.

              o Corporate product name and product identification will use advertising, promotions, public relations and participation in major motorcycle events (such as the Sturgis Race and Rally in Sturgis, SD and the Daytona Beach Bike Week). We also will sponsor racing activities and special promotional events and participate in most major motorcycle consumer shows and rallies. To establish our brand name among the motorcycling public, we first unveiled our prototype, the Q2 at the Sturgis Rally in August 1997. We also intend to eventually license certain of our trademarks on a broad range of consumer items to increase public exposure of our brand name.

              o Lead generation activities will support each product line including motorcycles, engines/parts, and accessories. They also will be matched to each sales channel, including dealers, the Internet, third party distribution partners and others. Our primary effort will be generating leads so dealers can sell motorcycles and engines. We will enter and track all leads at a local level by a corporate lead tracking and management system. This will provide sales management support to dealers. The lead management and tracking system also allows us to monitor sales progress of our dealers. We will identify geographic regions of unusually low sales productivity (with high densities) and target them for special promotional efforts.

              American Quantum Cycles will use print media advertising and direct marketing to generate leads to support our dealer sales programs. Print media advertising will focus on national motorcycle magazines (typically with full page, full color ads) and local newspaper ads together with dealers' local promotional activities. We will evaluate local radio and cable TV ads on a location by location basis depending on reach, frequency, and cost.

Our management team will evaluate the type and amount of marketing to support each of our local dealers based on our market research program. All direct marketing campaigns will feature a local focus and will be timed to support the launch of new dealers. We believe direct mail programs, including inexpensive give-always (such as promotional CD's, high quality posters and merchandise) can be cost-justified if focused on a local basis. Our ad and promotional campaigns will be available on our website.

Distribution and Sales

American Quantum Cycles distribution channels will typically consist of independently owned full-service dealerships that we will sell to directly. We will also sell directly to consumers through various media, including the Internet, but only in those geographic regions where we have no authorized dealerships. All other Internet leads will be electronically referred to the nearest American Quantum Cycles dealer. All of our dealers will carry American Quantum Cycles replacement parts and aftermarket accessories and perform servicing of our motorcycle products.

We have letters of intent signed by 28 dealers located in 13 states in the US. Each dealer makes a minimum commitment to buy ten (10) motorcycles upon signing the dealer agreement. As a result, the 28 dealers represent bookings of 280 motorcycles. Other dealers have expressed a strong interest and their applications are being evaluated.

Dealership requirements include favorable building locations, display area size, traffic surveys, local geo-demographics and financial condition. Each dealer will be expected to provide adequate storefront and service areas. We anticipate that a minimum of 2,000 square feet will be required and traffic exposure will need to be at not less than 3,500 cars per day. Dealers will purchase product and stock parts and engines via our dealer Intranet.

We also intend to enter into distribution agreements for the sale and delivery of 4-VALVE(Registered) engine kits. These may include national catalog distributors or major parts and subassembly suppliers. We will also have a direct sales staff to promote and sell the 4-VALVE(Registered) engine to the Harley Davidson customization aftermarket.

Intellectual Property Rights

American Quantum Cycles believes that it has the exclusive right to use the trademarks AMERICAN QUANTUM CYCLES, Q, Liberty, and QX, along with certain related word and design trademarks in the United States and certain foreign countries in connection with the manufacture and sale of motorcycles and related parts. In addition, we believe that we have the right to use certain of these marks on other merchandise and apparel. We believe that we have common law trademark rights through use of these marks on our prototype motorcycles and ancillary merchandise independent of U.S. Patent and Trademark Office "PTO" registration process. In addition, we have filed for trademark protection for the marks "American Quantum Cycles", the "Q", "Liberty" and "QX". In some instances, these rights may depend upon pending applications to register the marks in a foreign country. If we fail to get this, such registrations could impair our rights to use a mark in a particular country.

We own no patents and we have not filed or been assigned any patent applications. We believe, however, that a number of elements of the Liberty series of motorcycle design have the potential to receive patents. At a future date, we intend to file patent applications for certain of the patentable elements. We will also actively license and/or purchase additional intellectual property rights to improve the market competitiveness of our product line.

We are not aware of any claims of infringement against American Quantum Cycles and we have not been involved in any court proceedings regarding our intellectual property rights.

In August 1997, we entered into a license agreement with Feuling Advanced Technology, Inc. As a licensee, we have a license to use certain proprietary technologies, including patents, trade secrets, and techniques, tooling designs, product designs, and trademarks. As part of this agreement, and in exchange for a royalty payment of approximately $235,000, if we comply with certain other provisions, including non-disclosure of the proprietary technology, we enjoy an exclusive license (for motorcycle applications) in perpetuity for the 4-Valve technology. This technology is being used in the manufacture of American Quantum Cycles motorcycles.

Competition

As of December 31, 1996, Harley Davidson, Honda, Suzuki, Kawasaki, and Yamaha had the largest market share of the U.S. heavyweight motorcycle market. Our primary competitor in the U.S. heavyweight market is expected to be Harley Davidson (which, in 1996, had a market share of 48% of new U.S. and 7% of European heavyweight motorcycle registrations) according to Harley Davidson's Annual Report. Harley Davidson is the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. Several of the major foreign manufacturers compete against Harley Davidson in the domestic market by selling motorcycles with a "nostalgic" American design.

Two new American made motorcycle competitors are scheduled to enter the marketplace in 1998-1999. Polaris, a one billion-dollar manufacturer of snowmobiles, jet skis and other recreational vehicles, has announced its heavyweight cruiser, the Victory, for sale through some of its dealers. Excelsior-Henderson, a publicly funded start-up, is expected to offer a heavyweight cruiser in early 1999.

The market for new and customized motorcycles is extremely competitive. While there are substantial barriers to entry, we believe that competition will intensify in the future. We believe that our ability to compete successfully depends on a number of factors:

             (1) design and development of high performance and quality motorcycles

             (2) market presence;

             (3) timely delivery of made-to-order motorcycles;

             (4) the pricing policies of our competitors and suppliers;

             (5) the timing and introduction of new products and services by American Quantum Cycles and others;

             (6) our ability to support existing and emerging industry standards; and

             (7) industry and general economic trends.

             We cannot guarantee that American Quantum Cycles will be able to successfully compete with others in the business of manufacturing and marketing customized motorcycles or motorcycles in general.

                             GOVERNMENT REGULATIONS

Commercial sales of our motorcycles depend upon compliance with certain government regulations and American Quantum Cycles is designing motorcycles to comply with all such regulations. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution, which affect our business and operations. In particular, our motorcycles are subject to the emissions and noise standards of the U.S. Environmental Protection Agency and the more stringent emissions standards of the State of California Air Resources Board "CARB". The 4-VALVE engine has received Environmental Protection Agency certification in all 49 states (except California). The proprietary exhaust system on the American Quantum Cycle was designed to provide an attractive sound while complying with DOT noise standards. In spring 1999, we intend to begin testing of our motorcycles to meet the emission standards of the CARB for compliance with California Emissions Standards. We cannot guarantee that our motorcycles will meet these emission standards. Preliminary results show that the Liberty and its associated 4-VALVE(Registered) engine will pass all CARB requirements. American Quantum Cycles motorcycles are also subject to the National Traffic and Motor Vehicle Safety Act of the National Highway Traffic Safety Administration.

The State of Florida requires that we be licensed as a manufacturer of motor vehicles. Each of our dealers must be licensed as a motor vehicle dealer in the jurisdictions where the businesses are located.

Employees

We currently have 41 full-time employees. Of these, 6 are in management and administration, 3 are in engineering and design, 21 are in production and manufacturing, 6 are in procurement and inventory management, 5 are in marketing and sales. We have a number of part and full-time consultants in the areas of management, engineering drawing maintenance, advertising artwork and website maintenance.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------
We currently lease approximately 17,030 square feet of warehouse and production space and an additional 6,016 square feet of office space, for a total of approximately 23,046 square feet which is adequately suited for the purpose of assembling our motorcycles, at 711-731 Washburn Road, Melbourne, Florida 32934. The current monthly rental amount is $6,189 including Florida sales tax. All required insurance coverages are also maintained and periodically audited by our insurance company, Davis Baldwin 4600 West Cypress Street, Suite 200 Tampa, Florida 33607.

The lease on the property began on May 1, 1997 and continues through April 1999, with two additional three-year options for renewal at our option. If we elect to renew our lease after the first two years, the annual rental will be adjusted by an additional 5% per year, with a four-year lease and an option to vacate after two years with six months notice.


                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
                  MATTERS
                  -------------------------------------------------

As of August 13, 1999, there were approximately 221 shareholders of record of our common stock. Our common stock is currently listed for trading on the over-the-counter bulletin board under the symbol "AMQC". The following table sets forth, the high and low bid prices for our common stock as reported by the OTC Bulletin Board since August 12, 1997. The following table also gives effect to our 1 to 4 reverse stock split effective June 3, 1999.


                                                        Common Stock
                                                        ------------

                                             High                           Low
                                             ----                           ---

August 12, 1997 - October 31, 1997            $40.00                      $22.00
November 1, 1997 - January 31, 1998            42.50                       24.00
February 1, 1998 - April 30, 1998              32.00                       13.50
May 1, 1998 - July 30, 1998                    26.00                       14.00
August 1, 1998 - October 31, 1998              10.36                        6.32
November 1, 1998 - January 31, 1999             9.00                        2.32
February 1, 1999 - April 30, 1999               4.88                        3.40
May 1, 1999 - July 30, 1999                     5.52                        2.48

Our transfer agent for our common stock is Continental Stock Transfer & Trust Company, 2 Broadway, New York, New York 10004.

Our Board of Directors has complete control over whether or not we pay dividends to our shareholders. We have not paid, and do not believe we will pay, any dividends on our common stock in the near future. We intend to invest future earnings, if any, in developing and expanding our business.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATIONS
                  -----------------------------------------------
Plan of Operation

American Quantum Cycles has made, and projects significant investments in its manufacturing plant and people which will support an aggressive increase in monthly production of motorcycles and engines during the next six months. Investment in the plant includes manufacturing equipment, material-handling equipment along with computer hardware and software (enterprise resource planning software including integration with our dealer oriented intranet). During this same period, our headcount (number of full time employees) is projected to increase from 38 to over 70. Most of the increase in headcount will be in production and key support functions such as quality control, procurement and inventory management.

Production increase will be implemented through refinement of the assembly process and investment in jigs, fixtures and material handling equipment such as pneumatic hoists, lifts and conveyor belts. The total monthly production is projected to increase from 20 motorcycles in March to 80 motorcycles per month by September 1999 with the addition of a second assembly line.

American Quantum Cycles also plans to invest in the research and development of two new product lines during the next six months: a touring motorcycle and a 96 cubic inch engine. The touring motorcycle will be a second product line to the cruiser model currently manufactured by American Quantum Cycles and will include saddle bags and windshields/fairing. The touring motorcycle is targeted at one of the fastest growing market segments. A prototype of the touring product was featured at the Sturgis Motorcycle Rally in August of 1998. Management of American Quantum Cycles believes that the dealer and consumer response was very favorable due to the number of orders for the touring motorcycle that were placed at the rally. The 96 cubic inch engine will use the same 4-Valve technology as our present 88 cubic inch engine. We put the 96 cubic inch engine through extensive testing, including over 4,000 miles of road testing and numerous dynamometer tests. The dynamometer tests established a 10% improvement in peak foot-pounds of torque than the 88 cubic inch engine.

Management believes that 4-Valve engine design is one of the industry leaders in high torque at low and mid-range speeds. This torque gives riders excellent acceleration for increasing speed to merge into highway traffic from on-ramps and passing trucks safely. The touring motorcycle and the 96 cubic inch engine are planned to be introduced in the next twelve months.

Results of Operation

American Quantum Cycles has transitioned from a development stage company into an early production company. American Quantum Cycles was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 Norbern, Inc. changed its name to American Quantum Cycles, Inc. and its fiscal year end to April 30.

As American Quantum Cycles was inactive prior to March 1997, there was no income and only incidental supply costs and the accrued interest expense from seven promissory notes totaling $250,000. For the fiscal year ended April 30, 1997, we had a deficit carry forward of $2,634. During the fiscal year ended April 30, 1998, our efforts have been principally devoted to research, development and design of products, marketing activities and raising capital, which resulted in cumulative losses of $2,634,345. These losses have resulted primarily from expenditures for general and administrative activities, including salaries and professional fees for outside services in the amount of $1,164,291, travel and marketing expenses of $457,590, and accrued interest expense of $187,232 from the bridge loan and convertible debentures issued.

American Quantum Cycles sustained continuing losses during the fiscal year ended April 30, 1999 in the amount of $6,786,791. These losses include $5,706,840 in general and administrative activities, representing training and development of personnel and process necessary in a development stage operation, and $1,079,951 in accrued interest expense.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testing, and the remaining six are used for marketing purposes. Fifty-four (54) motorcycles have been produced during the fiscal year ended April 30, 1999 for revenues of $959,210 plus $16,570 in aftermarket parts.

Two hundred eighty (280) motorcycles have been booked into production slots based on orders from 28 dealers. Eighty-six of these bikes were scheduled for delivery during the January-March time frame of 1999. Of the 86 motorcycles that were ordered for delivery between January and March 1999, 4 were delivered between January and March, 4 were delivered in April. These eight motorcycles are included in the 54 motorcycles produced this past fiscal year. Seven additional motorcycles were delivered in May and 8 in June, 1999 as part of the new fiscal year production.

American Quantum Cycles expects after-market 4-Valve engine and part sales to increase significantly during the fiscal year 1999/2000. In order to successfully deliver the 280 motorcycles, which have been ordered by the dealers, American Quantum Cycles will have to increase monthly production from 5 per month to 85 per month. To accomplish this production increase, we will need to improve the facilities, refine production processes, add to production staff, and insure continued and smooth flow of proper parts and implement effective quality. There is no guarantee that the management team will be able to implement this required production increase in the 3-6 month time frame necessary for timely delivery of motorcycles against outstanding orders. Risks which could prevent successful delivery of 280 motorcycles include:

o    Not recruiting adequate production staff,
o    Insufficient training of production staff,
o    Not ordering part on time,
o    Not ordering correct parts,
o    Suppliers delivering parts of unacceptable quality,
o    Suppliers not delivering parts on a timely basis,
o Not being able to devise efficient assembly procedures, jigs, fixtures and tools and
o To manage production staff to operate at an acceptable level of energy, efficiency and productivity

Consequently, there is no guarantee that we will be successful in producing the motorcycles that have been ordered.

While American Quantum Cycles anticipates that the current fiscal year ending April 30, 1999 will have deficit earnings, including the aggregate for the 4th Quarter. American Quantum Cycles expects their first profitable quarter to occur second quarter of fiscal year 2000. Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of American Quantum Cycles, the capacity of American Quantum Cycles to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable source of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability to raise funds and control costs.


Liquidity and Capital Resources

Since American Quantum Cycles only recently emerged from its development stage, it has not received any material income from operations. As such, American Quantum Cycles relies on private sources of financing to support its operations. As part of its funding and financing, American Quantum Cycles issued three separate series of convertible notes to investors:

o Beginning in October 1997, American Quantum Cycles issued an aggregate of forty (40) 8% subordinated notes to 32 investors, in the aggregate principal amount of $1,407,000. The notes matured one year from date of issue. Eighteen of the 8% note holders, representing an aggregate of $756,500 of the aggregate outstanding principal amount of the 8% notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of American Quantum Cycles at the a price per share equal to the price of a subsequent public offering; and (ii) warrants to purchase a number of shares of American Quantum Cycles common stock equal to the 8% note shares at an exercise price per share equal to the price per share of the subsequent public offering. American Quantum Cycles redeemed two of the 8% notes with a principal balance of $80,000.

Nine of the 8% note holders, representing an aggregate of $247,500 of the outstanding principal balance of the 8% Notes, agreed to extend the maturity date of their 8% notes until the close of a subsequent public offering offering. American Quantum Cycles intends to repay these notes from the proceeds of this offering.

The remaining three 8% note holders, representing an aggregate of $323,000 of the outstanding principal balance of the 8% notes, have not agreed to either extend the terms of, or convert, their 8% notes. One of the 8% note holders has sent American Quantum Cycles notice informing American Quantum Cycles that it is in default of its repayment obligations on the 8% notes. American Quantum Cycles is in the process of negotiating with this note holder.

Under the terms of the notes, American Quantum Cycles has 30 days after receipt of written notice of default from a note holder to cure the default. If American Quantum is unable to cure the default or reach satisfactory arrangements with the note holder who sent such written default, the note holder is entitled to proceed to protect and enforce his or her rights under this note.

o Beginning in April 1998, American Quantum Cycles issued an aggregate of twenty-seven (27) 7% subordinated notes to 25 investors, in return for which American Quantum Cycles received proceeds of $549,500. The 7% notes mature one year from the date of issuance and are convertible into shares of common stock of American Quantum Cycles at $8.00 per share. Interest is payable in cash or shares of common stock of American Quantum Cycles, at the discretion of American Quantum Cycles. Seventeen of the 7% note holders, representing an aggregate of $367,000 of the aggregate outstanding principal amount of the 7% notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of American Quantum Cycles at the a price per share equal to to the price of a subsequent public offering; and (ii) warrants to purchase a number of shares of American Quantum Cycles common stock equal to the 7% note shares at an exercise price per share equal to the price per share of the subsequent public offering. American Quantum Cycles redeemed two of the 7% notes which had an aggregate principal balance of $32,500.

Six of the 7% note holders, representing an aggregate of $150,000 of the outstanding principal balance of the 7% notes, agreed to extend the maturity date of their 7% notes until the close of a subsequent public offering. American Quantum Cycles intends to repay these notes from the proceeds of this offering.

o In March 1998, American Quantum Cycles received aggregate of $700,000 in connection with the issuance of nine (9) promissory notes to nine investors, which bear interest annually at a rate of 10%. The 10% notes mature one year from the date of issuance and are convertible into shares of common stock of American Quantum Cycles at $8.00 per share. Interest is payable in cash or shares of common stock of American Quantum Cycles, at the discretion of American Quantum Cycles. All of the 10% note holders agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of American Quantum Cycles at the a price per share equal to to the price of a subsequent public offering; and (ii) two warrants to purchase a number of shares of American Quantum Cycles common stock equal to the 10% note shares at an exercise price per share equal to the price per share of the subsequent public offering.

Between November 1998 and January 1999, American Quantum Cycles completed a private offering of approximately 35 units of its securities to 11 investors from which American Quantum Cycles received gross proceeds of $870,000. Each unit consisted of (i) a senior promissory note in the principal amount of $25,000 and (ii) the right to receive a number of shares of common stock of American Quantum Cycles determined by dividing $12,500 by the subsequent public offering price per share of American Quantum Cycles common stock in an underwritten public offering from which American Quantum Cycles receives at least $5,000,000 gross proceeds. . American Quantum will use these funds for costs of goods required for motorcycle manufacturing, research and development, product development, marketing and administrative expenses through to the time of the completion of this offering.

As of June 14, 1999, American Quantum Cycles issued an aggregate of five (5) 8% subordinated notes in the aggregate principal amount of $284,181. The notes mature October 1, 1999 with interest and principal payable in cash.

In December 1998, American Quantum Cycles contracted for a secured line of credit with Skippack Capital Corp. in the amount of $755,000 to use for research and development, product development, marketing and administrative expenses. The line of credit accrues interest at a rate of 10% per annum. The secured line of credit is evidenced by a secured promissory note. Principal and interest on the line of credit must be repaid to the line of credit provider upon demand. The entire amount of the line of credit has been drawn down as of April 30, 1999. This is not a revolving line of credit and is secured by all of American Quantum Cycles' assets. If Skippack calls the line of credit, American Quantum Cycles will attempt to establish a long-term payment plan out of revenue from the sale of motorcycles.

In February 1999, American Quantum Cycles contracted with seven individuals for an unsecured line of credit in the aggregate amount of $650,000 use for research and development, product development, marketing and administrative expenses. The entire amount of the line of credit has been drawn down as of April 30, 1999. The line of credit accrues interest at a rate of 8% per annum plus an aggregate of 112,500 incentive shares of stock. Principal and interest are to be paid back after completion of a subsequent public offering. This is not a revolving line of credit.

In March 1999, American Quantum Cycles contracted with Anchor Capital Corporation for a $750,000 revolving line of credit to use for inventory and production expenses. Draw on the line of credit is based per purchase order for motorcycles from our dealers. Interest accrues at a rate of 10% per annum. Principal and interest are paid from funds received from the purchase of the motorcycles.

In addition to the bridge funding and short-term notes, these lines of credit will cover expenses of American Quantum Cycles through to the completion of the susequent public offering.

The proceeds from American Quantum Cycles notes and lines of credit have been used for research and development in the amount of $489,302 and investment in inventory, equipment, licenses and intellectual rights in the amount of $978,182 during the fiscal year ended April 30, 1998. American Quantum Cycles expended $608,722 for research and development and $807,885 in equipment, facility improvements and fixtures during the fiscal year ended April 30, 1999. The remaining funds raised were used to supply working capital for American Quantum Cycles operations to date.

Year 2000 Disclosure

American Quantum Cycles has investigated what, if any, impact the year 2000 could have on its internal software and operating systems. It is believed by the management team that American Quantum's operating system (Win NT 4.0) is year 2000 compliant. DealerNet, a proprietary software for designing and ordering motorcycles at the dealership level, was developed for American Quantum Cycles in 1998, and is to our knowledge year 2000 compliant. Additionally, integral software which is currently being purchased and/or developed for American Quantum Cycles (MRP/ERP, TechNet, & e-commerce), is believed to also be year 2000 compliant. American Quantum Cycles has made efforts to ascertain its vulnerability should any of its vendors experience year 2000 difficulties. Should certain vendors become unable to meet American Quantum's material needs, production could be interrupted, which would in turn adversely affect operations. In 1999, American Quantum Cycles will attempt to identify, if possible, multiple vendor sources for product to limit our exposure to vendor's year 2000 problems. The anticipated costs of American Quantum's year 2000 initiative is not considered material. The internal year 2000 team's mission is to attempt to ensure that there is no adverse effect on us. While we believe that every effort is being taken to address all year 2000 concerns, we can not guarantee that the systems of other companies will be compliant and will not have a material adverse affect on American Quantum Cycles.



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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  ------------------------------------------------

                  Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT
                  --------------------------------------------------------

The following table includes the names, positions with American Quantum Cycles and ages of the Executive Officers and Directors of American Quantum Cycles. Directors are elected at our annual meeting of shareholders and serve for one year or until their successors are elected. The board elects Officers and their terms of office are, unless governed by employment contract, at the discretion of the Board.

Executive Officers and Directors

           Name                                       Age          Position
           ----                                       ---          --------

Richard K. Hagen.............................        41            Chief Executive Officer, Chief Financial
                                                                   Officer, President, and Chairman of the Board and
                                                                   Director
Jim Cheal....................................        53            Vice President and Director
Robert L. Guess..............................        36            Vice President and Secretary
Michael Smith................................        47            Vice President
Jeffrey  Starke..............................        42            Vice President and Director
Gary W. Irving...............................        55            Executive Vice President, Chief Operating Officer and Director
Linda Condon.................................        50            Director of Finance and Treasurer
Frank Aliano.................................        38            Vice President


Richard K. Hagen has served as our Chief Executive Officer, President and Chairman of the Board and a Director since November 1, 1997 and our Chief Financial Officer since September 22, 1998. From March 1994 to November 1997, Mr. Hagen was the founder and principal of MARKTECH Group, Inc., an Internet/Extranet consulting company. Between November 1990 and March 1994, Mr. Hagen was the operating officer and general manager of Syscon Services, an engineering services and systems integration subsidiary of Harnischfeger Industries. Mr. Hagen is a 1981 graduate of the U.S. Naval Academy.

Jim Cheal has been employed by us since May 1997 and has served as Vice President and Director since February 1998. From January 1995 to January 1996, Mr. Cheal was a director and Vice President of American Motor Works, Inc., a company, which designed and manufactured motorcycles. Mr. Cheal was a professional photojournalist with Time-Life Publications from 1975 to 1987. Between 1987 and 1995, Mr. Cheal operated a photography business which he founded in 1978.

Robert L. Guess has served as our Vice President since November 1, 1997, as our President from May 1997 to November 1, 1997, a member of the Board of Directors since July 1997 and Secretary since February 1999. From December 1996 to May 1997, Mr. Guess served as consultant to Messrs. Cheal and Starke each of whom are Vice Presidents and Directors of American Quantum Cycles, in connection with the development and implementation of the business plan of American Quantum Cycles from whom American Quantum Cycles purchased substantially all of its assets. From March 1996 to December 1996, Mr. Guess was the owner of Team Enterprise Miami, Inc., a direct product marketing company. From July 1995 to March 1996, Mr. Guess was the Southeast District Manager of marketing of Toast of the Town, Inc. a direct product marketing company. From March 1980 through September 1994, Mr. Guess served as an Officer in the United States Navy.

Michael Smith has served as our Vice President since February 22, 1998. From March 1997 to February 1998, Mr. Smith was a consultant for Carl's Speed Shop in Daytona Beach, Florida. Between March 1996 and March 1997, Mr. Smith was a retail sales consultant with Arlen Ness Enterprises, Inc., a producer and marketer of motorcycle accessories and apparel located in California. From February 1995 to March 1996, Mr. Smith served as the Customer Relations Manager for Stone Ridge Motors, an automobile dealership in San Francisco, CA. From January 1993 to February 1995, Mr. Smith was a sales and leasing consultant with the Ford Motor Company dealership in Dublin, California.

Jeff Starke has been a Director and Vice President of American Quantum Cycles since February 1998. Between May 1997 and February 1998, Mr. Starke served as Director of Engineering, Manufacturing and Design at American Quantum Cycles. From January 1995 to January 1996, Mr. Starke was a Director and Vice President of American Motor Works, Inc., which designed and manufactured motorcycles. From March 1992 to January 1995, Mr. Starke was Vice President of Harley Motor Works, Inc., which designed, built and sold Harley Davidson motorcycles and motorcycle parts.

Gary W. Irving has served as our acting Chief Operating Officer since January 5, 1998 and became Chief Operating Officer and was appointed to the Board of Directors on October 1, 1998. Between March 1997 and December 1997, Mr. Irving was Vice President and General Manager for Strategic Product Management at Litton-PRC, a $1 billion subsidiary of Litton Industries an aerospace design and commercial electronics company where he was responsible for launching and managing their electronic commerce group. Between May 1994 to February 1997, Mr. Irving was Executive Vice President and Chief Operating Officer of the MARTECH Group, Inc., an Internet/Extranet consulting company. From June 1993 to January 1994, Mr. Irving was Vice President and General Manager at Instant Video Technologies, Inc. From December 1993 to June 1993, Mr. Irving was director for imaging system sales at I-Net. From October 1989 to October 1992, Mr. Irving was a Vice President at PRC. Mr. Irving has an M.S. Degree in systems engineering and has been awarded a patent in computer systems using CD-ROM storage devices. Mr. Irving has developed computer systems for dealer and factory floor applications and his former clients include Chrysler, Mack Trucks, John Deere and Boeing.

Frank Aliano has served as our Vice President of Production since May 1998. From October 1993 until May 1998, he was Vice President of Engineering and Product Development for Big Dog Motorcycles which he helped build as a co-founder. From January 1992 to October 1993, he was the owner/operator of A&A Performance, in Wichita, Kansas, which fabricated custom Harley Davidson Motorcycles. From October 1980 to December 1991, he was the owner/ operator of Double Services, Phoenix, Arizona which custom builds and services Harley Davidson and rebuilds and repairs of trucks and heavy equipment. From 1975 to 1980, he was employed by Cummins Southwest as a journeyman mechanic. From 1972 to 1975 he was employed by R.B. Duncan trucking company as a mechanic. From 1971 to 1972, he was employed by Hartford Harley Davidson as a mechanic, which included servicing and rebuilding Harley Davidson Motorcycles. A native of Connecticut, he attended the University of Hartford.

Linda Condon has served as our Director of Finance since October 1997 and Treasurer since February 1999. Between April 1994 and July 1997, Ms. Condon worked as an accountant for K.L. Smith and Associates, a Salt Lake City, Utah based accounting firm. Between January 1993 and April 1994, Ms. Condon worked as an accountant for Armstrong and Company, a Salt Lake City, Utah based accounting firm.


Indemnification of Directors and Officers

The Florida Business Corporation Act permits the indemnification of directors, employees, officers and agents of Florida corporations. Our Articles of Incorporation indemnify our Directors and Officers to the fullest extent permitted by law.

At present, there is no pending litigation or proceeding involving our Directors, Officers, employees, or other agents of our. Insofar as indemnification for liability arising under the Securities Act of 1933, as amended may be permitted to Directors, Officers, and controlling persons, we are aware that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 as amended and is unenforceable.



ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

Employment Agreements

Richard K. Hagen, Chief Executive Officer, President, Chief financial Officer and Chairman of the Board and Director. Pursuant to an employment agreement between American Quantum Cycles, Inc. and Mr. Hagen, Mr. Hagen receives an annual base salary of $200,000. As additional compensation, we have also (i) issued Mr. Hagen 225,000 shares of restricted common stock; and (ii) granted Mr. Hagen options to purchase up to 12,500 shares of common stock of American Quantum Cycles, at $4.00 per share exercisable through February 21, 2003.

Jim Cheal, Vice President and Director. Pursuant to a verbal employment agreement between American Quantum Cycles, Inc. and Mr. Cheal, Mr. Cheal receives an annual base salary of $75,000. As additional compensation, Mr. Cheal also received options to purchase 12,500 shares of common stock at $4.00 per share exercisable through December 31, 2003.

Robert L. Guess, Vice President and Secretary. Pursuant to a verbal agreement between Mr. Guess and AQC, Mr. Guess receives an annual base salary of $60,000. As additional compensation, Mr. Guess also received 6,250 shares of common stock.

Michael Smith, Vice President of sales. Pursuant to a verbal employment agreement between American Quantum Cycles, Inc. and Mr. Smith, Mr. Smith receives an annual base salary of $80,000 and 2,500 shares of common stock.

Jeffrey Starke, Vice President and Director. Pursuant to a verbal employment agreement between Mr. Starke and American Quantum Cycles, Inc. Mr. Starke receives an annual base salary of $85,000. As additional compensation, Mr. Starke received options to purchase up to 12,500 shares of common stock at $4.00 per exercisable through December 30, 2003.

Gary W. Irving, Chief Operating Officer and Director. Pursuant to an employment agreement between Mr. Irving and American Quantum Cycles, Inc., in his capacity as Chief Operating Officer, Mr. Irving receives an annual base salary of $175,000. Mr. Irving also received (i) 150,000 shares of common stock; and (ii) options to purchase 12,500 shares of common stock exercisable at $4.00 per share through December 30, 2003.

Frank Aliano, Vice President of Engineering and Production. Pursuant to a verbal agreement between Mr. Aliano and American Quantum Cycles, Inc. Mr. Aliano receives an annual base salary of $90,000. As additional compensation, Mr. Aliano also received 6,250 shares of common stock, with performance options of 6,250 options each year for the subsequent three years.

Linda Condon, Director of Finance and Treasurer. Pursuant to verbal employment agreement between Ms. Condon and American Quantum Cycles, Inc. Ms. Condon receives an annual base salary of $50,000 and 873 shares of common stock.


1997 Amended Stock Option Plan

Incentive and Nonqualified Stock Option Plan
--------------------------------------------

On June 15, 1997, our Board of Directors and a majority of our shareholders adopted the American Quantum Cycles 1997 Stock Option Plan. On February 21, 1998, our Board of Directors and majority shareholders amended the plan to increase the number of plan options from 125,000 to 750,000 shares.

The plan works to increase the stock interest of employees, consultants and employee directors in American Quantum Cycles and to align more closely their goals with our shareholders' interests. The plan will also help us attract and retain the services of experienced and highly qualified employees. The Plan allows us to issue up to 750,000 shares of common stock to the people who we grant options. Our Board of Directors or a Committee of our Board of Directors administers the plan. Their responsibility includes the selection of the persons who will be granted plan options, the type of plan options to be granted the number of shares subject to each plan option and the plan option price.

Plan options may either be options qualifying as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, or options that do not so qualify "Non-Qualified Options". In addition, the plan also allows for a reload option provision. Reload options permit an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and receive a new plan option to purchase shares equal to the tendered shares. Any incentive option granted under the plan must provide for an exercise price of at least 100% of the fair market value of the underlying shares on the date of such grant. The exercise price of any incentive option granted to an eligible employee owning more than 10% of our common stock must be at least 110% of such fair market value on the date of the grant. Our Board of Directors or committee determines the term of each plan option and the way in which it may be exercised. No plan option may be exercisable more than 10 years after the date of its grant. In the case of an incentive option granted to an eligible employee owning more than 10% of our common stock, no plan option may be exercised more than five years after the date of the grant. The exercise price of non-qualified options will be determined by our board of directors or the committee.

All of our officers, directors, key employees and consultants will be eligible to receive non-qualified options under the plan. Only Officers, Directors and employees of American Quantum Cycles are eligible to receive incentive options.

All plan options are nonassignable and nontransferable, except by will or by the laws of descent and distribution. If we terminate an employee's employment for any reason (other than his death or disability or termination for cause), or if an optionee is not an employee of American Quantum Cycles but is a member of our Board of Directors and his service as a Director is terminated for any reason (other than death or disability), the plan option will lapse on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the plan option will lapse on the earlier of the expiration date of the plan option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

The plan will terminate 10 years from the date of the plan's adoption. Any such termination of the plan will not affect the validity of any plan options previously granted.

As of August 13, 1999, we granted an aggregate of 50,000 incentive options all of which have vested and an aggregate of 645,000 non-qualified options. We also granted 311,250 outside of the plan.


Summary Compensation Table

The following table sets forth information relating to the compensation we paid during the past two fiscal years to: (1) President and Chief Executive Officer; and (2) each of our Executive Officers who earned more than $100,000 during the fiscal year ended April 30, 1999 (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation             Long-Term Compensation
                                                       -------------------             ----------------------

                                                                                   Awards                 Payouts
                                                                                   ------                 -------

                                                                                        Securities
                                                                Other                     Under-
                                                                Annual     Restricted      Lying                  All Other
                                                                Compen-      Stock       Options/     LTIP         Compen-
    Name and Principal        Year      Salary        Bonus     sation       Award(s)      SARs      Payouts       sation
         Position                                                ($)          ($)          (#)         ($)           ($)
         --------             ----      ------        -----      ---          ---          ---         ---           ---
Richard Hagen                 1997      $    -0-      $-0-    $     -0-        $   -0-      -0-        $-0-         $-0-
Chief Executive Officer
and Chairman of the Board(1)

                              1998      $ 13,462      $-0-    $ 78,577(2)      $   -0-      -0-        $-0-         $-0-
                              ----       -------      ----    --------         -------      ---        ----         ----

                              1999      $200,000(3)   $-0-    $     -0-      $423,000(4)    -0-        $-0-         $-0-
                              ----      --------      ----        ----      -----------     ---        ----         ----

Gary Irving                   1998      $     -0-     $-0-    $134,539(5)    $     -0-      -0-        $-0-         $-0-
Executive Vice President,
 Director and Chief Operating
 Officer (1)

                              1999      $102,308(3)   $-0-    $142,014(5)    $282,000(4)    -0-        $-0-         $-0-
                              ----     ---------      ----    --------       --------      ----        ----         ----

           (1) Mr. Hagen was appointed Chief Financial Officer on September 22, 1998. Mr. Irving was appointed Chief Operating Officer and to the Board of Directors on October 1, 1998.

           (2) Our articles of incorporation allow us to reimburse our officers and directors for damages they may be subject to resulting from a breach of their fiduciary duties to our shareholders. Our articles of incorporation also require us to advance money to any officer or director if the law does not prevent us from doing so. We may experience significant cash flow problems if we are required to either reimburse, or advance money to, our Officers or Directors for such purposes.

           (3) Includes (i) $10,500 we provided to Mr. Hagen as a relocation allowance; and (ii) $68,077 we paid to Mr. Hagen under the terms of a consulting agreement. Does not include (i) 225,000 shares of common stock issued to Mr. Hagen in November 1998, and (ii) options to purchase 12,500 shares of common stock granted to Mr. Hagen in November 1998. See "Principal Shareholders."

           (4) Includes compensation accrued but not paid in the amount of $75,961 for Mr. Hagen and $53,846 for Mr. Irving.

           (5) Represents the value of 900,00 shares of stock issued to Mr. Hagen and 600,00 shares of stock issued to Mr. Irving. The value was based on the average bid and ask price of the stock at the date of award and was recorded as compensation expense.

           (6) Represents payments made to Mr. Irving under the terms of a consulting agreement.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                               Potential Realizable Value At
                                                                               Assumed Annual Rates Of Stock
                                                                               Price Appreciation For Option      Grant Date
                               Individual Grants                                         Term                       Value
                               -----------------                                         ----                       -----

                                               Percent of
                             Number Of            Total
                            Securities           Options/
                            Underlying         SARs Granted                            Expiration
                           Options/SARs        To Employees              Exercise Of      Date
           Name             Granted (#)       In Fiscal Year              Base Price     (S/Sh)
           ----             -----------       --------------              ----------     ------

Richard Hagen                    N/A
President, Chief Executive
Officer and Chairman

Gary Irving                      N/A
Executive Vice President,
Director and Chief
Operating Officer

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                                                    Number of
                                                                                    Securities                Value Of
                                                                                    Underlying               Unexercised
                                                                                   Unexercised              In-The-Money
                                                                                   Options/SARs              Options/SARs
                                                                                 At Fiscal Year-End         At Fiscal Year-
                                             Shares               Value               (#)                       End ($)
                                           Acquired On          Realized           Exercisable/                Exercisable/
                Name                       Exercise (#)            ($)             Unexercisable              Unexercisable
                ----                       ------------            ---             -------------              -------------

Richard Hagen
President, Chief Executive
Officer and Chairman                           N/A

Gary Irving                                    N/A
Executive Vice President,
Director and Chief
Operating Officer

      Mr. Hagen was appointed Chief Financial Officer on September 22, 1998. Mr. Irving was appointed Chief Operating Officer and to the Board of Directors on October 1, 1998.

We do not currently have any long term inventive plans.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

The following table describes certain information regarding certain individuals who beneficially owned our common stock on August 13, 1999. In general, a person is considered a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

The individuals included in the following table are:

              (1) people who we know beneficially own or exercise voting or control over 5% or more of our common stock,

              (2) by each of our directors, and

              (3) by all executive officers and directors as a group.

              At August 13, 1999, we had 2,620,752 shares of common stock outstanding




                                                                   No. of Shares              Percent of
      Name and Address or                                        of Common Stock              Beneficial
     Identity of Group(1)                                       Beneficially Owned (10)       Ownership
     --------------------                                       -----------------------       ---------

Richard Hagen, Director, Chairman, President,
  CFO and CEO(2)                                                         237,500                  9.5%
Jim Cheal, Vice President and Director(3)                                 12,500                    *
Robert Guess, Vice President and Secretary                                 6,250                    *
Michael Smith, Vice President                                              2,500                    *
Jeffrey Starke, Vice President and Director(4)                            12,500                    *
Gary Irving, Executive Vice President, COO and Director(5)               162,500                  6.5%
Frank Aliano, Vice President                                               6,250                    *
Doreen Cheal(6)                                                          151,299                  6.1%
Linda Condon, Director of Finance
  and Treasurer(7)                                                         1,073                    *
Susquehana Holdings Corp(7)                                              158,500                  6.3%
Mathers Associates (8)                                                   130,000                  5.2%
Denise O'Brien(9)                                                        163,799                  6.6%
All Executive Officers and Directors                                     756,170                 30.3%
  as a group (8 persons)


* Denotes less than 1% beneficial ownership.
--------------------------------------------

(1) Unless otherwise indicated, the address of each of the persons is 711-731 Washburn Road, Melbourne, FL 32934.

(2) Includes 12,500 shares of common stock issuable upon the exercise of options exercisable at $4.00 until December 20, 2003.

(3) Includes (i) 151,299 shares of common stock owned by Doreen Cheal, Mr. Cheal's wife and (ii) 12,500 shares of common stock issuable upon the exercise of options exercisable at $4.00 per share until December 30, 2003.

(4) Includes 12,500 shares of common stock issuable upon the exercise of options exercisable at $4.00 per share until December 20, 2003. Jeff Starke is the brother of Denise O'Brien.

(5) Includes 12,500 shares issuable upon the exercise of options exercisable at $4.00 per share until December 20, 2003.

(6) Jim Cheal is Doreen Cheal's husband.

(7) Address is 230 Mathers Road, Ambler, PA 19002. Mr. Norbert Zeelander is the sole shareholder of Susquehana Holdings Corp. As such, Mr. Zeelander is deemed to beneficially own the 158,500 shares held in the name of Susquehana Holdings Corp. Does not include (i) 9,500 shares of common stock owned by Mr. Zeelander individually; or (ii) 130,000 shares of common stock owned by Mathers Associates, a limited partnership in which Mr. Zeelander is a general partner.

(8) Address is 230 Mathers Road, Ambler, PA 19002. Mr. Norbert Zeelander is the general partner of Mathers Associates. As such, Mr. Zeelander is deemed to beneficially own the 130,000 shares held in the name of Mathers Associates. Does not include (i) 9,500 shares of common stock owned by Mr. Zeelander individually; or (ii) 158,500 shares of common stock owned by Susquehana Holdings Corp., a corporation in which Mr. Zeelander is sole shareholder.

(9) Denise O'Brien is the sister of Jeffrey Starke. Mrs. O'Brien resigned as a director on April 30, 1999.

(10) Adjusted to give effect for a one for four reverse stock split effective on June 3, 1999.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

On May 9, 1997, pursuant to the terms of a purchase agreement the American Quantum Cycles issued 301,786 shares of common stock to Doreen Cheal and 301,786 shares of common stock to Denise O'Brien in exchange for a prototype motorcycle and certain equipment required to manufacture and market the prototype motorcycle. The prototype motorcycle and related equipment was valued at $116,608. On April 9, 1998, Ms. Cheal and Ms. O'Brien returned an aggregate of 125,974 shares of common stock to us because they were overvalued.

On June 5, 1998, Robert Guess, Doug Paik, Jeff Starke and Jim Cheal returned an aggregate of 175,000 shares of common stock to us for the purpose of improving the capitalization of American Quantum Cycles.

In November 1998, Mr. Richard Hagen, Chairman, CEO, President, CFO and Director of American Quantum Cycles, and Mr. Gary Irving, Executive Vice President, COO and Director of American Quantum Cycles, were issued 225,000 and 150,000 shares of American Quantum Cycles common stock, respectively. Mr. Hagen and Mr. Irving voluntarily deferred salary to assist company during development stage as partial compensation for their services and for the progress of company over the prior 12 months, the Board of Directors determined that in the best interest of the company to grant these shares which were recorded as compensation in the company's records.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K
                  --------------------------------------

      (a)The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b)Reports on Form 8-K

            None.

      (c)Exhibits

 Exhibits          Description of Document
 --------          -----------------------

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


-----------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form 10-SB filed April 24, 1998 (File No. 000-24083).

                                    SIGNATURE
                                    ---------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this day of August 13, 1999.

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


SIGNATURE                                            TITLE                                      DATE
-----------                                          -----                                      ----

                                          Chairman of the
                                          Board of Directors,
/s/Richard Hagen                          Principal Executive Officer,
------------------                        Principal Financial Officer                   August 13, 1999
Richard Hagen                             and President



/s/Jim Cheal                              Vice President                                August 13, 1999
-----------------                         and Director
Jim Cheal


/s/ Jeffrey W. Starke                     Vice President                                August 13, 1999
-----------------------                   and Director
Jeffrey W. Starke


/s/  Gary Irving                          Chief Operating Officer                       August 13, 1999
------------------                        and Director
Gary Irving

/s/ Linda Condon                          Principal Accounting Officer                  August 13, 1999
------------------                        and Treasurer
Linda Condon

                                       30

                          AMERICAN QUANTUM CYCLES, INC.

                              FINANCIAL STATEMENTS
                                 APRIL 30, 1999


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                       PAGE
                                                                                                                       ----

Report of Certified Public Accountant...............................................................................   F-2

Balance Sheets as of April 30, 1999 and 1998........................................................................   F-3

Statements of Operations for the Years Ended April 30 1999, 1998 and 1997 ..........................................   F-4

Statements of Cash Flows for the Years Ended April 30, 1999 1998 and 1997 ..........................................   F-5

Statements of Shareholders' Deficit for the Years Ended April 30, 1999 1998 and 1997................................   F-6

Notes to Financial Statements........................................................................................  F-7-F-17


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
American Quantum Cycles, Inc.

         We have audited the accompanying balance sheet of American Quantum Cycles, Inc. as of April 30, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the three year period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Quantum Cycles, Inc. as of April 30, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended April 30, 1999 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises doubt about the entity's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Pricher & Company
Orlando, Florida
June 24, 1999

                          AMERICAN QUANTUM CYCLES, INC.
                                  BALANCE SHEET
                             April 30, 1999 and 1998

                                                                  1999           1998
                                                               -----------    -----------
      ASSETS
Current assets:
      Cash and cash equivalents                                $    15,397    $    48,768
      Accounts receivable                                           94,439         35,602
      Other current assets                                          35,734         39,308
      Inventories                                                  791,084        763,158
                                                               -----------    -----------
           Total current assets                                    936,654        886,836
                                                               -----------    -----------

Property and equipment                                           1,666,661        649,499
      Less accumulated depreciation                                331,630         62,486
                                                               -----------    -----------
                                                                 1,335,031        587,013
                                                               -----------    -----------

Other assets:
      Deposits                                                      45,555         40,700
      Licenses and intellectual rights, less accumulated
            amortization of $36,714 and $12,565                    325,518        349,667
                                                               -----------    -----------
                                                                   371,073        390,367
                                                               -----------    -----------

                                                               $ 2,642,758    $ 1,864,216
                                                               ===========    ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                         $ 1,149,882    $   370,658
      Accrued liabilities                                          921,835        317,103
      Current maturities of long-term debt                          15,558         20,183
      Current capital lease obligations                            147,560         24,006
      Lines of credit                                            1,093,893
      Notes payable                                              2,188,753      2,317,500
                                                               -----------    -----------
           Total current liabilities                             5,517,481      3,049,450
                                                               -----------    -----------

Capital lease obligations, less current maturities                  81,341         75,598
Long-term debt, less current maturities                          1,386,418         42,378
                                                               -----------    -----------
                                                                 1,467,759        117,976
                                                               -----------    -----------

Stockholders' deficit:
      Common stock, par value $.001 per share; authorized
           50,000,000 shares, issued and outstanding
           2,300,586 and 617,761 shares                              2,301           618
      Preferred stock, par value $.001 per share; authorized
           2,500,000 shares, no shares issued
      Additional paid-in capital                                 5,076,353      1,330,517
      Deficit                                                   (9,421,136)    (2,634,345)
                                                               -----------    -----------
           Total stockholders' deficit                          (4,342,482)    (1,303,210)
                                                               -----------    -----------

                                                               $ 2,642,758    $ 1,864,216
                                                               ===========    ===========

                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF OPERATIONS
                    Years Ended April 30, 1999, 1998 and 1997





                                              1999           1998           1997
                                         -----------    -----------    -----------
Sales                                    $   975,780    $   192,856    $
                                         -----------    -----------    -----------
Cost and expenses:
  Cost of goods sold                       1,539,728        173,424
  General and administrative               5,144,615      2,453,062          1,542
                                         -----------    -----------    -----------
                                           6,684,343      2,626,486          1,542
                                         -----------    -----------    -----------

      Loss from operations                (5,708,563)    (2,433,630)        (1,542)
                                         -----------    -----------    -----------

Other income (expense):
  Loss on disposition of  property and
      equipment                                             (13,956)
  Interest and other income                    1,724          3,107
  Interest expense                        (1,079,952)      (187,232)        (1,092)
                                         -----------    -----------    -----------
                                          (1,078,228)      (198,081)        (1,092)
                                         -----------    -----------    -----------

      Net loss                           $(6,786,791)   $(2,631,711)   $    (2,634)
                                         ===========    ===========    ===========

Loss per common share:

  Weighted average shares outstanding      1,212,503        501,961        147,929
                                         ===========    ===========    ===========

  Net loss                               $    (5.597)   $    (5.243)   $    (0.018)
                                         ===========    ===========    ===========

                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF CASH FLOWS
                    Years Ended April 30, 1999, 1998 and 1997


                                                              1999              1998              1997
                                                           -----------       -----------       -----------
Cash flows from operating activities:
     Reconciliation of net loss to net cash used in
         operating activities:
     Net loss                                              $(6,786,791)      $(2,631,711)      $    (2,634)
     Items not requiring (providing) cash:
         Loss on disposition of equipment                                         13,956
         Depreciation and amortization                         293,293            75,051             1,092
         Issuance of common stock for compensation,
            services and interest                            3,069,270           304,409               275
     Changes in assets and liabilities:
         Receivables                                           (62,471)          (35,602)              500
         Inventories                                           (27,926)         (763,158)
         Prepaid expenses                                        7,208           (35,143)
         Other assets                                           (4,855)          (40,700)
         Accounts payable                                      779,224           370,658
         Accrued liabilities                                   604,731           316,336               767
                                                           -----------       -----------       -----------
            Net cash used in operating activities           (2,128,317)       (2,425,904)
                                                           -----------       -----------       -----------

Cash flows from investing activities:
     Capital expenditures                                   (1,017,162)         (615,950)
     Investment in licenses and intellectual rights                             (362,232)
                                                           -----------       -----------       -----------
            Net cash used in investing activities           (1,017,162)         (978,182)
                                                           -----------       -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of notes payable                 2,488,519         2,317,500           244,985
     Repayment of notes payable                                (54,661)         (221,770)
     Long-term borrowing                                                         175,159
     Repayment of long-term debt                                                 (12,994)
     Proceeds from issuance of common stock                    678,250           949,974
                                                           -----------       -----------       -----------
            Net cash provided by financing activities        3,112,108         3,207,869           244,985
                                                           -----------       -----------       -----------

         Net increase (decrease) in cash                       (33,371)         (196,217)          244,985

         Cash, beginning of year                                48,768           244,985
                                                           -----------       -----------       -----------

         Cash, end of year                                 $    15,397       $    48,768       $   244,985
                                                           ===========       ===========       ===========


Supplemental cash flow information:

     Amounts paid for:
         Interest                                          $   257,551       $     5,332       $
                                                           ===========       ===========       ===========

         Income taxes                                      $                 $                 $
                                                           ===========       ===========       ===========


                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                    Years Ended April 30, 1999, 1998 and 1997



                                                      Common Stock
                                                 -----------------------
                                                                           Additional                          Total
                                                  Number of     Par          Paid-In                       Stockholders'
                                                  Shares       Value         Capital         Deficit          Deficit
                                                 ----------  -----------  --------------  ---------------  ---------------

Balance,  April 30, 1996                               125   $      125   $         375   $                $          500

1,000 for 1 stock split                            124,875

Stock issued for consulting services                68,750           69             206                               275

Stock issued to bridge loan participants            31,250           31          28,441                            28,472

Net loss for the year ended April 30, 1997                                                        (2,634)          (2,634)
                                                 ----------     --------     -----------     ------------     ------------

Balance,  April 30, 1997                           225,000          225          29,022           (2,634)          26,613

Stock issued in exchange for equipment
  and services                                     315,269          315          94,694                            95,009

Private placement of common stock for cash          61,436           61         949,913                           949,974

Employee stock bonuses recorded as
  compensation expense                              12,825           13         205,188                           205,201

Stock issued to a dealership for
  promotional expense                                2,500            3          39,997                            40,000

Stock issued to lenders for interest on bridge
   loans                                               731            1          11,703                            11,704

Net loss for the year ended April 30, 1998                                                    (2,631,711)      (2,631,711)
-----------------------------------------------------------     --------     -----------     ------------     ------------

Balance,  April 30, 1998                           617,761          618       1,330,517       (2,634,345)      (1,303,210)

Private placement of common stock for cash          62,500           63         254,937                           255,000

Stock issued upon exercise of stock options        399,375          400         422,850                           423,250

Employee stock bonuses recorded as
  compensation expense                             375,350          375         706,285                           706,660

Stock issued in exchange for consulting
  and other services                               237,350          237         913,523                           913,760

Stock issued to lenders for interest on bridge
  loans and lines of credit                        608,250          608       1,448,241                         1,448,849

Net loss for the year ended April 30, 1999                                                    (6,786,791)      (6,786,791)
-----------------------------------------------------------     --------     -----------     ------------     ------------

Balance,  April 30, 1999                         2,300,586   $    2,301   $   5,076,353   $   (9,421,136)  $   (4,342,482)
                                                 ==========     ========     ===========     ============     ============

                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.

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

         Basis of presentation - For years prior to the fiscal year ended April 30, 1999 the Company was considered to be in the development stage. During the current year the Company commenced planned operations, however, substantial efforts are still being made to raise capital, enter into dealership agreements and implement its business plan.

         Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Inventories - Inventories are carried at the lower of cost or market, with cost principally determined under the average cost method.

         Property and equipment - Property and equipment are carried at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets that range from three to seven years. The book value of obsolete assets is charged to depreciation expense when they are scrapped. Profits or losses from the sale of assets are included in other income. Repairs and maintenance are charged to expense as incurred.

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

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Sales returns and warranty allowances - The Company establishes an allowance for product warranties and sales returns based on experience with customers' claims arising from the sale of defective merchandise and a study of the experiences of other companies engaged in the sale of similar products. Changes in the allowance are charged to selling expense.


2        INVENTORIES

         Inventories at April 30, 1999 and 1998 are comprised as follows:


                                        Description                                   1999                 1998
               ---------------------------------------------------------------    --------------    --------------------

               Finished goods                                                  $      27.573        $            13,787
               Work in process                                                        24,032                     66,796
               Purchased raw materials                                              739,479                     682,575
                                                                                  ==============       =================
                  Total inventory                                              $    791,084         $           763,158
                                                                                  ==============       =================


3        PROPERTY AND EQUIPMENT

         Property and equipment includes the following:

                                        Description                                   1999                   1998
               ---------------------------------------------------------------    --------------       -----------------

               Leasehold improvements                                          $     559,742         $           52,750
               Manufacturing tools and equipment                                     251,159                    142,805
               Office furniture, equipment and software                              696,055                    308,025
               Vehicles                                                              159,705                    145,919
                                                                                  ===============        ===============
                  Total                                                        $   1,666,661         $          649,499
                                                                                  ===============        ===============

         Depreciation expense for the years ended April 30, 1999 and 1998 amounted to $269,144 and $62,486, respectively. As of April 30, 1997, the Company had not yet acquired any property and equipment, accordingly, there was no depreciation expense for years prior to 1998.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


4        LICENSES AND INTELLECTUAL PROPERTY

         Licenses and intellectual property are comprised of the following:


         Proprietary technology license                       $   235,000
         Intellectual property rights                             127,232
                                                                  -------
                                                                  362,232
         Less accumulated amortization                            (36,714)

                                                              $   325,518

         In August 1997, the Company entered into a license agreement (the "Agreement") with Feuling Advanced Technologies, Inc. whereby the Company obtained a license to use certain proprietary technologies including, among other things, patents, trade secrets, techniques, tooling designs, product designs, and trademarks. Pursuant to the terms of the Agreement, as long as the Company complies with certain other provisions including non-disclosure of the proprietary technology, the Company has an exclusive license, for motorcycle applications, in perpetuity for the 4-Valve technology. This technology is used in connection with the Company motorcycles and bolt-on kits for the Harley Davidson motorcycles which feature the evolution engine, evolution big twin, other Harley Davidson clones and aftermarket parts.


5        NOTES PAYABLE AND LINES OF CREDIT

         Notes payable at April 30, 1999 consist of:

         10% Subordinated Notes - The Company issued nine unsecured promissory notes dated March 30, 1998 to individuals providing bridge loan financing. The aggregate principal balance of the notes at April 30, 1999 is $700,000 with interest payable at 10% at maturity (originally September 30, 1998). The terms of the loan agreements provide for the Company to issue a total of 35,500 shares of common stock to the note holders at maturity in order to obtain a favorable interest rate and repayment terms. Additional interest expense (equal to the fair value of the common stock to be issued minus the conversion price) is being recognized over the term of the loans. The note holders of $320,000 of the outstanding notes subsequently agreed to convert the notes and accrued interest thereon into common stock at a conversion price equal to the offering price of shares of the Company's common stock in a proposed public offering as discussed in Note 8 ("the proposed stock offering"). The note holders will also receive two common stock warrants for each share of common stock to be received upon conversion. Note holders representing the remaining $380,000 of the outstanding notes have agreed to extend the maturity date of their notes until the completion of the proposed stock offering.

                          AMERICAN QUANTUM CYCLES, INC.

                         Notes to Financial Statements


5        NOTES PAYABLE AND LINES OF CREDIT (Continued)

         Convertible Debentures - The Company has issued two separate series of unsecured convertible notes to investors:

         Beginning in October 1997, the Company issued forty 8% Subordinated Notes, for an aggregate of $1,524,500. The notes were scheduled to mature one year from date of issue and were convertible at $8.00 per share. Interest was also convertible at the same rate as the principal, at the discretion of the note holder. As of April 30, 1999 the outstanding principal balance of these notes is $1,327,000. The note holders of $706,500 of the outstanding notes subsequently agreed to convert the notes and accrued interest thereon into common stock at a conversion price equal to the offering price of shares of the Company's common stock in the proposed stock offering and will also receive one common stock warrant for each share of common stock to be received upon conversion. Note holders representing $297,500 of the outstanding notes have agreed to extend the maturity date of their notes until the completion of the proposed stock offering. The remaining note holders representing $323,000 of the outstanding notes have not agreed to convert or extend the maturity date of their notes and the notes are, therefore, in default.

         Beginning in April 1998, the Company issued twenty-seven 7% Subordinated Notes, for an aggregate of $549,500. The notes were scheduled to mature one year from the date of issue and were convertible at $8.00 per share. Interest is payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant is attached at 10% above the final price of a proposed stock offering. As of April 30, 1999 the outstanding principal balance of these notes is $517,000. The note holders of $337,000 of the outstanding notes subsequently agreed to convert the notes and accrued interest thereon into common stock at a conversion price equal to the offering price of shares of the Company's common stock in the proposed stock offering and will also receive one common stock warrant for each share of common stock to be received upon conversion. Note holders representing the remaining $180,000 of the outstanding notes have agreed to extend the maturity date of their notes until the completion of the proposed stock offering.

         Senior Promissory Notes - Between November 1998 and January 1999 the Company issued thirty-five units at a price of $25,000 per unit. Each unit consisted of a non-interest bearing, unsecured $25,000 senior promissory note and common stock warrants for a number of shares of stock determined by dividing $12,500 by the public offering price of shares of common stock of the Company to be issued in the proposed stock offering. The warrants are exercisable at the offering price of the proposed stock offering. The outstanding principal balance of the senior promissory notes at April 30, 1999 is $870,000.

         8% Subordinated Demand Notes - Between January and April 1999 the Company issued seven unsecured 8% subordinated demand notes for an aggregate principal amount of $587,000. These notes remain outstanding at April 30, 1999.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


5        NOTES PAYABLE AND LINES OF CREDIT (Continued)

         Bank Note - In January 1999, the Company assumed a $61,005 bank note in default from one of its dealers and regained title to five motorcycles. The Company has agreed to repay the note at $5,000 per month commencing in February 1999. As of April 30, 1999, the remaining principal balance on the note is $46,005.

Lines of Credit at April 30, 1999 consist of:

         Investor Group Line of Credit - In February 1999 the Company contracted with a group of six individuals for an unsecured line of credit in the aggregate amount of $500,000. The loans bear interest at 8% per annum plus the note holders received 28,125 shares of common stock valued at $125,000. Principal and interest are payable upon the completion of the proposed stock offering.

         Revolving Line of Credit - In March 1999, the Company contracted for a $750,000 secured line of credit. Interest is payable monthly at 10% plus the lender received 187,500 shares of common stock valued at $187,500. The loan is secured by inventory, accounts receivable and general intangibles and matures on June 30, 1999. Borrowing under the agreement is based on firm purchase orders for motorcycles received by the Company. As of April 30, 1999, the Company had drawn $220,000 on this line of credit.

         Line of Credit - In December 1998, the Company contracted for a $755,000 secured line of credit. Interest is payable quarterly at 10% per annum plus the lender received 188,750 shares of common stock valued at $188,750. The loan is secured by inventory, accounts receivable, general intangibles and equipment and is due on demand. As of April 30, 1999, the Company had drawn $755,000 on this line of credit.

Outstanding notes payable and lines of credit as of April 30, 1999 are summarized as follows:

         10% Subordinated Notes                                $    700,000
         8% Subordinated Notes                                    1,327,000
         7% Subordinated Notes                                      517,000
         Senior Promissory Notes                                    870,000
         8% Subordinated Demand Notes                               587,000
         Bank Note                                                   46,005
         Lines of Credit                                          1,475,000
                                                                -----------
                                                                  5,522,005
         Less unamortized discount                                 (875,859)
                                                                -----------
         Total notes payable and lines of credit                $ 4,646,146
                                                                ===========

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


5        NOTES PAYABLE AND LINES OF CREDIT (Continued)

         Notes payable and lines of credit are included in the accompanying balance sheet under the following captions:

         Lines of credit                                      $ 1,093,893
         Notes payable                                          2,188,753
         Long term debt                                         1,363,500
                                                              -----------

         Total                                                $ 4,646,146
                                                              ===========

         The shares of common stock issued to note holders and line of credit lenders, as discussed above, were valued at the market value at the date of issue. The value of the shares, which aggregated $1,448,850, has been recorded as a discount from the face value of the related debt and is being amortized over the term of the debt using the interest method. During the year ended April 30, 1999, $572,991 of such discount has been amortized and charged to interest expense. These transactions result in an effective interest rate on the notes payable and lines of credit of 31.2% and 61%, respectively.



6        LONG-TERM DEBT

Long-term debt at April 30, 1999 is as follows:

         Installment loan, monthly payments of $618 including interest
         at 8.75%, matures September, 2002, secured by a vehicle                      $   21,822

         Installment note payable for the purchase of intellectual property rights, monthly payments of $783 including interest at 8%, matures
         January, 2001, secured by property rights                                        16,654

         Short-term obligations expected to be refinanced (see note 5)                 1,363,500
                                                                                      ----------

                                                                                       1,401,976
         Less current maturities                                                          15,558
                                                                                      ----------
         Total long-term debt                                                         $1,386,418
                                                                                      ==========

         The aggregate maturities of long-term debt as of April 30, 1999 are $15,558 in 2000, $13,073 in 2001, $6,822 in 2002 and
$3,023 in 2003.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


7        LEASES

         Capital leases - The Company leases various manufacturing, production, telephone and computer equipment under capital lease agreements with terms of three to five years through May, 2003. The economic substance of the leases is that the Company is financing the acquisition of the assets, and accordingly, they are capitalized as property and equipment. The leases contain bargain purchase options at the end of the lease terms.

         The following is an analysis of the leased assets included in property and equipment as of April 30, 1999:

         Telephone equipment                                  $    16,452
         Computer equipment                                       255,611
         Machinery and production equipment                        41,479
                                                              -----------
                                                                  313,542
         Less accumulated amortization                            (35,531)
                                                              -----------
                                                              $   278,011
                                                              ===========

         The following is a schedule of future minimum payments required under the leases together with their present value as of April 30, 1999:

               Year ending
                April 30,                                       Amount
           --------------------                            ------------------
                  2000                                     $          95,710
                  2001                                                92,945
                  2002                                                52,667
                  2003                                                32,866
                  2004                                                 4,908
                                                              ---------------
                  Total minimum lease payments                       279,096
                  Less amount representing interest               (  50,195)
                                                              ---------------

                  Present value of minimum lease payments  $         228,901
                                                              ===============

         Operating leases - The Company leases its administration and production facilities under noncancelable operating leases with terms of four years expiring in February, 2002. The Company is also responsible for real estate taxes on the leased facilities. Rent expense under operating leases was $69,756 and $83,155 for the years ended April 30, 1999 and 1998, respectively. The following is a schedule of future minimum lease payments required under operating leases:

               Year ending
                April 30,                                         Amount
           --------------------                             -------------------
                  2000                                      $         69,756
                  2001                                      $         69,756
                  2002                                      $         58,130

                AMERICAN QUANTUM CYCLES, INC.

                Notes to Financial Statements


8        CONTINGENCIES

         The Company has suffered recurring losses since its inception and at April 30, 1999 has a capital deficiency of $9,421,136 and a working capital deficiency of $4,580,827. As described in note 5, the Company has negotiated with its lenders to convert certain loans to common stock and stock warrants and to defer payment on certain loans until completion of a proposed stock offering planned for July 1999. The proposed stock offering of up to 1,840,000 shares of the Company's common stock is expected to provide sufficient net proceeds to repay all delinquent obligations and provide working capital to sustain operations until such time as positive cash flow and profits can be generated.

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

         Management believes that it will be successful in completing the stock offering and achieving profitable operations, however, there is no assurance that such efforts will be successful.


9        SECURITY TRANSACTIONS

         Following is a summary of security transactions during the years ended April 30, 1999 and 1998:

         On May 21, 1997 the Company issued 315,269 shares of common stock valued at $95,009 for management services, equipment and other assets.

         In September, 1997 the Company issued 61,436 shares of common stock in a private placement. The net proceeds of the offering of $949,974 were used to repay debt of $250,000 and provide working capital.

         On October 24, 1997 and December 31, 1997, 12,825 shares of common stock valued at $205,201 were issued to key employees as performance bonuses.

         On December 15, 1997, 2,500 shares of common stock valued at $40,000 were issued to a dealership and recorded as promotional expense and 732 shares valued at $11,704 were issued to bridge lenders and recorded as interest expense.

         At various dates during the year ended April 30, 1999 the Company issued 62,500 shares of common stock for cash at prices ranging from $4.00 to $4.20 per share and an additional 399,375 shares were issued upon exercise of stock options at prices ranging from $.40 to $4.00 per share.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


9        SECURITY TRANSACTIONS (Continued)

         In October and November, 1998 the Company issued 375,350 shares of common stock valued at $706,660 to management and other employees as performance bonuses.

         At various dates between October, 1998 and January, 1999 the Company issued 237,350 shares valued at $913,760 for consulting and other services.

         As discussed in note 5, the Company issued 35,500 shares of common stock valued at $177,500 during December, 1998 to certain 10% note holders to obtain a favorable interest rate and repayment terms. Additionally, in January and April, 1999, in connection with agreements to provide $2,005,000 in secured and unsecured lines of credit, the lenders were issued 572,750 shares of common stock valued at $1,271,350. The value of the shares issued to the 10% note holders and the line of credit lenders is being amortized as additional interest expense over the original terms of the debt.


10       PREFERRED STOCK

         The Company is authorized to issue up to 2,500,000 shares of $.001 par value Preferred Stock. Preferred Stock is designated as the "Series A 7% Convertible Preferred Stock" and has a stated value of $6.00 per share. Dividends of 7% of the stated value accrue and are payable semi-annually. Each share of Preferred Stock is convertible into one share of common stock at the option of the shareholder. No preferred shares have been issued.


11       INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that the Company use the liability method which attempts to recognize the future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

         At April 30, 1999, the Company has net operating loss carryforwards totaling approximately $9,400,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the accompanying financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, a $3,760,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. During the years ended April 30, 1999 and 1998, the valuation allowance increased by $2,720,000 and $1,040,000, respectively.

         The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements primarily because of the increase in the valuation allowance. The company paid no income taxes since its inception.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


12       LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. All share and per share data, except shares authorized, have been retroactively adjusted to reflect a 1,000 for 1 stock split effective March 25, 1997 and a 4 for 1 reverse stock split effective June 3, 1999.


13       STOCK OPTIONS

         On May 9, 1997 (and as amended June 3, 1997) the Company entered into a consulting agreement with Greenstone Financial Corp. ("GFC") to assist the Company with corporate development and strategic business planning. Under terms of the agreement, the Company granted GFC an option to purchase up to 62,500 shares of Company common stock based upon the successful completion of a private placement of Company common stock, with each option exercisable at $16.00 per share. Also under the terms of the agreement, as amended, the Company granted GFC an option to purchase 75,000 shares of Company common stock at an exercise price of $0.40 per share. GFC exercised this option in October, 1998.

         On June 15, 1998, the Company adopted the "1997 Stock Option Plan" (the "Plan"). Under the Plan, 750,000 shares of common stock are reserved for issuance upon exercise of options granted to management, key employees and consultants. The plan provides for the granting of either "incentive stock options" or "non-qualified stock options", as defined under the Internal Revenue Code. Options may be granted at prices not less than 100 percent of the fair market value at the date of grant and may be exercisable with a term not exceeding ten years. As of April 30, 1999, the Company has granted common stock options to plan participants as follows:

         Exercise Price                                Number of Options
         --------------                                -----------------

            $  .40                                             37,500
            $ 1.00                                            142.500
            $ 2.00                                            146,250
            $ 2.32                                             75,000
            $ 2.80                                            105,000
            $ 3.20                                            225,000
            $ 4.00                                            212,500
                                                              -------

         Total options granted                                943,750
                                                              =======

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


13       STOCK OPTIONS (Continued)

         In addition to the 75,000 options exercised by GFC, an additional 324,375 options were exercised during the year ended April 30, 1999. As of April 30, 1999 the following options are exercisable:

         Exercise Price                     Number of Options

            $  2.00                                           103,125
            $  2.80                                           101,250
            $  3.20                                           225,000
            $  4.00                                           190,000
            $ 16.00                                            62,500
                                                              -------

         Total    options exercisable                         681,875
                                                              =======


14       COMPREHENSIVE INCOME

         As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or shareholders' deficit for any of the periods presented in the accompanying financial statements. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments and minimum pension liability adjustments, which prior to adoption were reported separately in shareholders' equity.


15       SUBSEQUENT EVENTS

         On June 3, 1999, the Company declared a one for four reverse stock split. All share and per share data have been retroactively restated in the accompanying financial statements.