Form 10QSB
period 1999-07-31
AMERICAN QUANTUM CYCLES INC
filed 1999-09-14
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB


                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934


For the quarter ended July 31, 1999

Commission file number 0-24083


                          AMERICAN QUANTUM CYCLES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                             59-2651232
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification number)

         731 Washburn Road
         Melbourne, Florida                                     32934
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008
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

                          Yes _X_           No ____


Common stock outstanding at July 31, 1999 was 2,842,798 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                                  BALANCE SHEET

                                                                     July 31, 1999     April 30, 1999
                                                                     -------------     --------------
                                                                      (unaudited)
         ASSETS
Current assets:
         Cash and cash equivalents                                   $     51,683       $     15,397
         Accounts receivable                                              274,056             94,439
         Other current assets                                             117,506             35,734
         Inventories                                                      794,066            791,084
                                                                     ------------       ------------
              Total current assets                                      1,237,311            936,654
                                                                     ------------       ------------

Property and equipment                                                  1,710,279          1,666,661
         Less accumulated depreciation                                    411,042            331,630
                                                                     ------------       ------------
                                                                        1,299,237          1,335,031
                                                                     ------------       ------------
Other assets:
         Deposits                                                          45,555             45,555
         Licenses and intellectual rights, less accumulated
         amortization of $42,751 and $36,714                              319,481            325,518
                                                                     ------------       ------------
                                                                          365,036            371,073
                                                                     ------------       ------------
                                                                     $  2,901,584       $  2,642,758
                                                                     ============       ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                            $  1,085,992       $  1,149,882
         Accrued liabilities                                              951,075            921,835
         Current maturities of long-term debt                              11,305             15,558
         Current capital lease obligations                                130,386            147,560
         Lines of credit                                                1,638,684          1,093,893
         Notes payable                                                  2,012,934          2,188,753
                                                                     ------------       ------------
              Total current liabilities                                 5,830,376          5,517,481
                                                                     ------------       ------------

Capital lease obligations, less current maturities                         81,341             81,341
Long-term debt, less current maturities                                 1,846,418          1,386,418
                                                                     ------------       ------------
                                                                        1,927,759          1,467,759
                                                                     ------------       ------------
Stockholders' deficit:
         Common stock, par value $.001 per share; authorized
         50,000,000 shares, issued and outstanding
         2,842,798 and 2,300,586 shares                                     2,843              2,301
         Preferred stock, par value $.001 per share; authorized
         2,500,000 shares, no shares issued
         Additional paid-in capital                                     5,203,312          5,076,353
         Deficit                                                      (10,062,706)        (9,421,136)
                                                                     ------------       ------------
              Total stockholders' deficit                              (4,856,551)        (4,342,482)
                                                                     ------------       ------------
                                                                     $  2,901,584       $  2,642,758
                                                                     ============       ============

                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF OPERATIONS




                                        Three months ended   Three months ended
                                           July 31, 1999       July 31, 1998
                                        ------------------   ------------------
Sales                                      $   343,700         $   168,024
                                           -----------         -----------

Cost and expenses:
   Cost of goods sold                          370,151             275,193
   General and administrative                  580,504           1,231,745
                                           -----------         -----------
                                               950,655           1,506,938
                                           -----------         -----------
   Loss from operations                       (606,955)         (1,338,914)
                                           -----------         -----------

Other income (expense):
   Interest and other income                       154               1,494
   Interest expense                            (34,768)           (507,709)
                                           -----------         -----------
                                               (34,614)           (506,215)
                                           -----------         -----------
   Net loss                                $  (641,569)        $(1,845,129)
                                           ===========         ===========

Loss per common share:
   Weighted average shares outstanding       2,027,650             662,324
                                           ===========         ===========
   Net loss                                $    (0.316)        $    (2.786
                                           ===========         ===========

                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF CASH FLOWS




                                                       Three months ended    Three months ended
                                                          July 31, 1999         July 31, 1998
                                                       ------------------    ------------------

Cash flows from operating activities:
   Reconciliation of net loss to net cash used in
   operating activities:
   Net loss                                               $  (641,569)         $(1,845,129)
   Items not requiring (providing) cash:
   Depreciation and amortization                               85,449               46,950
   Changes in assets and liabilities:
   Receivables                                               (179,617)             166,616
   Inventories                                                 (2,982)            (305,143)
   Prepaid expenses                                                --              121,638
   Accounts payable                                            63,890            1,115,056
   Accrued liabilities                                        343,115              239,485
                                                          -----------          -----------

   Net cash used in operating activities                     (331,714)            (460,527)
                                                          -----------          -----------

Cash flows from investing activities:
   Capital expenditures                                       (43,618)            (537,871)
   Investment in licenses and intellectual rights                  --                   --
                                                          -----------          -----------
   Net cash used in investing activities                      (43,618)            (537,871)
                                                          -----------          -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                    284,181              661,500
   Repayment of notes payable                                      --                   --
   Repayment of long-term debt                                     --              (18,423)
   Proceeds from issuance of common stock                          --              422,588
   Proceeds from exercise of options                          127,500                   --
                                                          -----------          -----------

   Net cash provided by financing activities                  411,681            1,065,665
                                                          -----------          -----------

   Net increase (decrease) in cash                             36,286               67,267

   Cash, beginning of period                                   15,397               48,768
                                                          -----------          -----------

   Cash, end of year                                      $    51,683          $   116,035
                                                          ===========          ===========

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



2         INVENTORIES

          Inventories at April 30, 1999 and 1998 are comprised as follows:

               Description                                                  1999                      1998
               -----------                                                  ----                      ----

               Finished goods                                           $ 27,573                  $ 13,787
               Work in process                                            24,032                    66,796
               Purchased raw materials                                   739,479                   682,575
                                                                         =======                   =======

               Total inventory                                          $791,084                  $763,158
                                                                        ========                  ========

3         PROPERTY AND EQUIPMENT

          Property and equipment includes the following:

               Description                                                  1999                      1998
               ------------                                                 ----                      ----

               Leasehold improvements                                 $  559,742                  $ 52,750
               Manufacturing tools and equipment                         251,159                   142,805
               Office furniture, equipment and software                  696,055                   308,025
               Vehicles                                                  159,705                   145,919
                                                                         =======                   =======

               Total                                                  $1,666,661                  $649,499
                                                                      ==========                  ========


Depreciation expense for the years ended April 30, 1999 and 1998 amounted to $269,144 and $62,486, respectively. As of April 30, 1997, the Company had not yet acquired any property and equipment, accordingly, there was no depreciation expense for years prior to 1998.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

4             LICENSES AND INTELLECTUAL PROPERTY

              Licenses and intellectual property are comprised of the following:

              Proprietary technology license                                                          $235,000
              Intellectual property rights                                                             127,232
                                                                                                      --------
                                                                                                       362,232
              Less accumulated amortization                                                            (36,714)
                                                                                                      --------
                                                                                                      $325,518

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

Outstanding notes payable and lines of credit as of April 30, 1999 are summarized as follows:

              10% Subordinated Notes                               $  700,000
              8% Subordinated Notes                                 1,327,000
              7% Subordinated Notes                                   517,000
              Senior Promissory Notes                                 870,000
              8% Subordinated Demand Notes                            587,000
              Bank Note                                                46,005
              Lines of Credit                                       1,475,000
                                                                   ----------
                                                                    5,522,005
              Less unamortized discount                              (875,859)
              Total notes payable and lines of credit              $4,646,146
                                                                   ==========

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

5             NOTES PAYABLE AND LINES OF CREDIT (Continued)

Notes payable and lines of credit are included in the accompanying balance sheet under the following captions:

              Lines of credit                                     $1,093,893
              Notes payable                                        2,188,753
              Long term debt                                       1,363,500
                                                                  ----------
              Total                                               $4,646,146
                                                                  ==========

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

The following is an analysis of the leased assets included in property and equipment as of April 30, 1999:

              Telephone equipment                                                                 $ 16,452
              Computer equipment                                                                   255,611
              Machinery and production equipment                                                    41,479
                                                                                                  --------
                                                                                                   313,542
              Less accumulated amortization                                                        (35,531)
                                                                                                  --------
                                                                                                  $278,011
                                                                                                  ========

The following is a schedule of future minimum payments required under the leases together with their present value as of April 30, 1999:

                        Year ending
                         April 30,                                                                 Amount
                        -----------                                                               --------
                            2000                                                                  $ 95,710
                            2001                                                                    92,945
                            2002                                                                    52,667
                            2003                                                                    32,866
                            2004                                                                     4,908
                                                                                                  --------
                            Total minimum lease payments                                           279,096
                            Less amount representing interest                                      (50,195)
                                                                                                  --------
                            Present value of minimum lease payments                               $228,901
                                                                                                  ========

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

                        Year ending
                         April 30,                                                                 Amount
                        -----------                                                                -------
                            2000                                                                   $69,756
                            2001                                                                   $69,756
                            2002                                                                   $58,130


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

     Exercise Price                                     Number of Options
     --------------                                     -----------------
         $ .40                                                 37,500
         $1.00                                                142.500
         $2.00                                                146,250
         $2.32                                                 75,000
         $2.80                                                105,000
         $3.20                                                225,000
         $4.00                                                212,500
                                                              -------
     Total options granted                                    943,750
                                                              =======

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

13   STOCK OPTIONS (Continued)

In addition to the 75,000 options exercised by GFC, an additional 324,375 options were exercised during the year ended April 30, 1999. As of April 30, 1999 the following options are exercisable:

     Exercise Price                                     Number of Options
     --------------                                     -----------------
         $ 2.00                                              103,125
         $ 2.80                                              101,250
         $ 3.20                                              225,000
         $ 4.00                                              190,000
         $16.00                                               62,500
                                                             -------
     Total options exercisable                               681,875
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

An additional five noteholders have agreed to convert their notes into American Quantum common stock after the completion of the subsequent public offering.

MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS DOCUMENT, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB, AS WELL AS IN THIS REPORT ON PROSPECTUS. SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH AMERICAN QUANTUM CYCLES BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

AMONG THE KEY RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS ARE ESTIMATES OF COSTS, PROJECTED RESULTS OR ANTICIPATED RESULTS.

The following discussion and analysis should be read in conjunction with the financial statements of American Quantum Cycles and the notes thereto appearing earlier in this prospectus.

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

American Quantum Cycles also plans to invest in the research and development of two new product lines during the next six months: a touring motorcycle and a 96 cubic inch engine. The touring motorcycle will be a second product line to the cruiser model currently manufactured by American Quantum Cycles and will include saddlebags and windshields/fairing. The touring motorcycle is targeted at one of the fastest growing market segments. A prototype of the touring product was featured at the Sturgis Motorcycle Rally in August of 1998. Management of American Quantum Cycles believes that the dealer and consumer response was very favorable due to the number of orders for the touring motorcycle that were placed at the rally. The 96 cubic inch engine will use the same 4-Valve technology as our present 88 cubic inch engine. We put the 96 cubic inch engine through extensive testing, including over 4,000 miles of road testing and numerous dynamometer tests. The dynamometer tests established a 10% improvement in peak foot-pounds of torque than the 88 cubic inch engine.

Management believes that 4-Valve engine design is one of the industry leaders in high torque at low and mid-range speeds. This torque gives riders excellent acceleration for increasing speed to merge into highway traffic from on-ramps and passing trucks safely. The touring motorcycle and the 96 cubic inch engine are planned to be introduced in the next twelve months.

RESULTS OF OPERATIONS

American Quantum Cycles has transitioned from a development stage company into an early production company. American Quantum Cycles was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997, Norbern, Inc. changed its name to American Quantum Cycles, Inc. and its fiscal year end to April 30.

As American Quantum Cycles was inactive prior to March 1997, there was no income and only incidental supply costs and the accrued interest expense from seven promissory notes totaling $250,000. For the fiscal year ended April 30, 1997, we had a deficit carry forward of $2,634. During the fiscal year ended April 30, 1998, our efforts were principally devoted to research, development and design of products, marketing activities and raising capital, which resulted in cumulative losses of $2,634,345. These losses resulted primarily from expenditures for general and administrative activities, including salaries and professional fees for outside services in the amount of $1,164,291, travel and marketing expenses of $457,590, and accrued interest expense of $187,232 from the bridge loan and convertible debentures issued.

American Quantum Cycles sustained continuing losses during the fiscal year ended April 30, 1999 in the amount of $6,786,791. These losses include $5,706,840 in general and administrative activities, representing training and development of personnel and process necessary in a development stage operation, and $1,079,951 in accrued interest expense.

American Quantum Cycles moved from a product development focus during the fiscal year ended April 30, 1999 to low volume production. During the first quarter of this fiscal year (FY'00), revenues increased and there was a significant reduction of expenses compared to prior quarters. We sustained losses of $641,569 during the quarter ended July 31, 1999 as compared to losses of $1,845,129 during the quarter ended July 31, 1998.

As we increase production and revenues, we anticipate operating expenses remaining at the current level. The management team is in place and heavy expenditures in design, engineering and other development costs do not have to be repeated. This will allow funds to be channeled into advertising and marketing without increasing the overall operating budget and a profit generated in the third and fourth quarters of this fiscal year.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testing, and the remaining six are used for marketing purposes. Fifty-four (54) motorcycles have been produced during the fiscal year ended April 30, 1999 for revenues of $959,210 plus $16,570 in aftermarket parts. Revenues in the quarter ended July 31, 1999 were $343,700.

Two hundred eighty (280) motorcycles have been booked into production slots based on orders from 28 dealers. Eighty-six of these bikes were scheduled for delivery during the January-March time frame of 1999. Of the 86 motorcycles that were ordered for delivery between January and March 1999, 4 were delivered between January and March, 4 were delivered in April. These eight motorcycles are included in the 54 motorcycles produced this past fiscal year. Seven additional motorcycles were delivered in May 1999, eight in June 1999, and four in July 1999 as part of the new fiscal year production.

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

American Quantum Cycles anticipates that the current fiscal year ending April 30, 2000 will have significant reductions in the loss incurred during the first two quarters. American Quantum Cycles expects their first profitable quarter to occur third quarter of fiscal year 2000. Results of operations in the future will be influenced by numerous factors including technological developments, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of American Quantum Cycles, the capacity of American Quantum Cycles to expand and maintain the quality of its motorcycles and related services, continued development of the dealer organization, favorable source of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization, and the ability to raise funds and control costs.

LIQUIDITY AND CAPITAL RESOURCES

Since American Quantum Cycles only recently emerged from its development stage, it has not received any material income from operations. As such, American Quantum Cycles relies on private sources of financing to support its operations. As part of its funding and financing, American Quantum Cycles issued three separate series of convertible notes to investors:

     o Beginning in October 1997, American Quantum Cycles issued an aggregate of forty (40) 8% subordinated notes to 32 investors, in the aggregate principal amount of $1,407,000. The notes matured one year from date of issue. Eighteen of the 8% note holders, representing an aggregate of $756,500 of the aggregate outstanding principal amount of the 8% notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of American Quantum Cycles at the a price per share equal to the price per share of the subsequent public offering; and (ii) warrants to purchase an equal number of shares of American Quantum Cycles common stock at an exercise price per share equal to the price per share of the subsequent public offering. American Quantum Cycles redeemed two of the 8% notes with a principal balance of $80,000.

     Nine of the 8% note holders, representing an aggregate of $247,500 of the outstanding principal balance of the 8% Notes, agreed to extend the maturity date of their 8% notes until the close of the subsequent public offering. American Quantum Cycles intends to repay these notes from the proceeds of this offering.

     The remaining three 8% note holders, representing an aggregate of $323,000 of the outstanding principal balance of the 8% notes, have not agreed to either extend the terms of, or convert, their 8% notes. American Quantum received notice of default from one 8% note holder and agreed to settlement terms with such note holder..

     o Beginning in April 1998, American Quantum Cycles issued an aggregate of twenty-seven (27) 7% subordinated notes to 25 investors, in return for which American Quantum Cycles received proceeds of $549,500. The 7% notes matured one year from the date of issuance and are convertible into shares of common stock of American Quantum Cycles at $8.00 per share. Interest is payable in cash or shares of common stock of American Quantum Cycles, at the discretion of American Quantum Cycles. Seventeen of the 7% note holders, representing an aggregate of $367,000 of the aggregate outstanding principal amount of the 7% notes agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of American Quantum Cycles at the a price per share equal to the price per share of the subsequent public offering; and (ii) warrants to purchase an equal number of shares of American Quantum Cycles common stock at an exercise price per share equal to the price per share of the subsequent public offering. American Quantum Cycles redeemed two of the 7% notes that had an aggregate principal balance of $32,500.

     Six of the 7% note holders, representing an aggregate of $150,000 of the outstanding principal balance of the 7% notes, agreed to extend the maturity date of their 7% notes until the close of the subsequent public offering. American Quantum Cycles intends to repay these notes from the proceeds of this offering.

     o In March 1998, American Quantum Cycles received aggregate of $700,000 in connection with the issuance of nine (9) promissory notes to nine investors, which bear interest annually at a rate of 10%. The 10% notes matured one year from the date of issuance and are convertible into shares of common stock of American Quantum Cycles at $8.00 per share. Interest is payable in cash or shares of common stock of American Quantum Cycles, at the discretion of American Quantum Cycles. All of the 10% note holders agreed to convert the principle balance plus accrued interest of their respective notes into (i) common stock of American Quantum Cycles at a price per share equal to the price per share of the subsequent public offering; and (ii) two warrants to purchase an equal number of shares of American Quantum Cycles common stock at an exercise price per share equal to the price per share of the subsequent public offering.

Under the terms of the notes, American Quantum Cycles has 30 days after receipt of written notice of default from a note holder to cure the default. If American Quantum is unable to cure the default or reach satisfactory arrangements with the note holder who sent such written default, the note holder is entitled to proceed to protect and enforce his or her rights under this note.

There is a risk that the proceeds from this offering would be insufficient for American Quantum Cycles to satisfy the payment of these notes. American Quantum Cycles would attempt to establish a long-term payment plan out of cash flow from the sale of motorcycles. There are risks that cash flow will be insufficient, the note holders would not accept a payment plan and that legal action could be taken against American Quantum Cycles by the holders of the notes in default.

Between November 1998 and January 1999, American Quantum Cycles completed a private offering of approximately 35 units of its securities to 11 investors from which American Quantum Cycles received gross proceeds of $870,000. Each unit consisted of (i) a senior promissory note in the principal amount of $25,000 and (ii) the right to receive a number of shares of common stock of American Quantum Cycles determined by dividing $12,500 by the subsequent public offering price per share of American Quantum Cycles common stock in an underwritten public offering from which American Quantum Cycles receives at least $5,000,000 gross proceeds. American Quantum will use these funds for costs of goods required for motorcycle manufacturing, research and development, product development, marketing and administrative expenses through to the time of the completion of the public offering.

As of June 14, 1999, American Quantum Cycles issued an aggregate of five (5) 8% subordinated notes in the aggregate principal amount of $284,181. The notes mature October 1, 1999 with interest and principal payable in cash.

In December 1998, American Quantum Cycles contracted for a secured line of credit with Skippack Capital Corp. in the amount of $755,000 to use for research and development, product development, marketing and administrative expenses. The line of credit accrues interest at a rate of 10% per annum. The line of credit is evidenced by a secured promissory note. Principal and interest on the line of credit must be repaid to the line of credit provider upon demand. The entire amount of the line of credit has been drawn down as of April 30, 1999. This is not a revolving line of credit and is secured by all of American Quantum Cycles' assets. If Skippack calls the line of credit, American Quantum Cycles will attempt to establish a long-term payment plan out of revenue from the sale of motorcycles.

In February 1999, American Quantum Cycles contracted with seven individuals for an unsecured line of credit in the aggregate amount of $650,000 use for research and development, product development, marketing and administrative expenses. The entire amount of the line of credit was drawn down as of April 30, 1999. The line of credit accrues interest at a rate of 8% per annum plus an aggregate of 112,500 incentive shares of stock. Principal and interest are to be paid back after completion of a subsequent public offering. This is not a revolving line of credit.

In March 1999, American Quantum Cycles contracted with Anchor Capital Corporation for a $750,000 revolving line of credit to use for inventory and production expenses. Draw on the line of credit is based per purchase order for motorcycles from our dealers. Interest accrues at a rate of 10% per annum. Principal and interest are paid from funds received from the sales of the motorcycles.

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

Year 2000 Disclosure

American Quantum Cycles has investigated what, if any, impact the year 2000 could have on its internal software and operating systems. It is believed by the management team that American Quantum's operating system (Win NT 4.0) is year 2000 compliant. DealerNet, a proprietary software for designing and ordering motorcycles at the dealership level, was developed for American Quantum Cycles in 1998, and is to our knowledge year 2000 compliant. Additionally, integral software that is currently being purchased and/or developed for American Quantum Cycles (MRP/ERP, TechNet, & e-commerce), is believed to also be year 2000 compliant. American Quantum Cycles has made efforts to ascertain its vulnerability should any of its vendors experience year 2000 difficulties. Should certain vendors become unable to meet American Quantum's material needs, production could be interrupted, which would in turn adversely affect operations. In 1999, American Quantum Cycles will attempt to identify, if possible, multiple vendor sources for product to limit our exposure to vendor's year 2000 problems. The anticipated costs of American Quantum's year 2000 initiative is not considered material. The internal year 2000 team's mission is to attempt to ensure that there is no adverse effect on us. While we believe that every effort is being taken to address all year 2000 concerns, we can not guarantee that the systems of other companies will be compliant and will not have a material adverse affect on American Quantum Cycles.

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

     Item 3.     Defaults upon Senior Securities - None
                 -------------------------------

     Item 4.     Submission of Matters to a Vote of Security Holders - None
                 ---------------------------------------------------

     Item 5.     Other Information - None
                 -----------------

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits - 27.1 Data sheet

                 (b)  Reports on Form 8-K
                      There were no reports on Form 8-K filed for the three months ended July 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial officer by the Registrant.


                                   AMERICAN QUANTUM CYCLES, INC.


Date:  August 31, 1999             By: /s/ Richard K. Hagen
       ---------------                     -------------------------------------
                                           Richard K. Hagen
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer,
                                           Chief Financial Officer and President
                                           Officer of Registrant