Form 10QSB
period 1999-10-31
AMERICAN QUANTUM CYCLES INC
filed 1999-12-15
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934

For the quarter ended October 31, 1999

Commission file number 0-24083

                          AMERICAN QUANTUM CYCLES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                          59-2651232
--------------------------------                        ---------------------
(State or other jurisdiction of                          ( I.R.S. Employer
incorporation or organization)                         Identification number)

731 Washburn Road
Melbourne, Florida                                              32934
-----------------------------------------                   -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008

                                 ---------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X         No
                              ---            ---

Common stock outstanding at July 31, 1999 was 2,842,798 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                                  BALANCE SHEET

                                                                                     October 31, 1999           April 30, 1999
                                                                                         (unaudited)
                                                                                     ----------------           -------------
         ASSETS
Current assets:
         Cash and cash equivalents                                                      $  1,073,751             $     15,397
         Accounts receivable                                                                 312,329                   94,439
         Other current assets                                                                200,025                   35,734
         Inventories                                                                       1,799,799                  791,084
                                                                                        ------------             ------------
              Total current assets                                                         3,385,904                  936,654
                                                                                        ------------             ------------

Property and equipment                                                                     1,734,484                1,666,661
         Less accumulated depreciation                                                       479,390                  331,630
                                                                                        ------------             ------------
                                                                                           1,255,094                1,335,031
                                                                                        ------------             ------------
Other assets:
         Deposits                                                                             46,098                   45,555
         Licenses and intellectual rights, less accumulated
         amortization of $48,788 and $36,714                                                 313,444                  325,518
                                                                                        ------------             ------------
                                                                                             359,542                  371,073
                                                                                        ------------             ------------

                                                                                        $  5,000,540             $  2,642,758
                                                                                        ============             ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                                               $    214,576             $  1,149,882
         Accrued liabilities                                                                 196,581                  921,835
         Current maturities of long-term debt                                                 11,305                   15,558
         Current capital lease obligations                                                   130,386                  147,560
         Lines of credit                                                                     262,307                1,093,893
         Notes payable                                                                             0                2,188,753
                                                                                        ------------             ------------
              Total current liabilities                                                      673,464                5,517,481
                                                                                        ------------             ------------

Capital lease obligations, less current maturities                                            58,441                   81,341
Long-term debt, less current maturities                                                       21,881                1,386,418
                                                                                        ------------             ------------
                                                                                              80,322                1,467,759
                                                                                        ------------             ------------
Stockholders' deficit:
         Common stock, par value $.001 per share; authorized
         50,000,000 shares, issued and outstanding
         5,292,798 and 2,300,586 shares                                                        5,293                    2,301
         Preferred stock, par value $.001 per share; authorized
         2,500,000 shares, no shares issued
         Additional paid-in capital                                                       14,960,167                5,076,353
         Deficit                                                                         (10,718,706)              (9,421,136)
                                                                                        ------------             ------------
              Total stockholders' deficit                                                  4,246,754               (4,342,482)
                                                                                        ------------             ------------

                                                                                           $5,00,540             $  2,642,758
                                                                                        ============             ============


                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF OPERATIONS

                                             Three months ended    Three months ended      Six months ended      Six months ended
                                               October 31, 1999     October 31, 1998       October 31, 1999      October 31, 1998
                                             ------------------    ------------------      ----------------      ----------------
Sales                                           $   605,352           $   305,999             $   946,053           $   474,023
                                                -----------           -----------             -----------           -----------
Costs and expenses:
     Cost of goods sold                             547,941               369,123                 918,092               644,316
     General and administrative                     690,817               745,691               1,271,321             1,977,436
                                                -----------           -----------             -----------           -----------
                                                  1,238,758             1,114,814               2,189,413             2,621,752
                                                -----------           -----------             -----------           -----------

     Loss from operations                          (636,406)             (808,815)             (1,243,360)           (2,147,729)
                                                                      -----------             -----------           -----------

Other income (expense):
     Interest and other income                          443                   197                     596                 1,691
     Interest expense                               (20,033)              (61,374)                (54,206)             (569,083)
                                                -----------           -----------             -----------           -----------
                                                    (19,590)              (61,177)                (54,206)             (567,392)
                                                -----------           -----------             -----------           -----------


               Net Loss                         $  (655,996)          $  (869,992)            $(1,297,566)           (2,715,121)
                                                ===========           ===========             ===========           ===========

Loss per common share:

     Weighted average shares outstanding          4,886,960             3,669,445               4,886,960             3,706,908
                                                ===========           ===========             ===========           ===========

     Loss per common share                      $    (0.134)          $    (0.237)            $    (0.266)          $    (0.732)
                                                ===========           ===========             ===========           ===========

                See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF CASH FLOWS


                                                          Three months ended  Three months ended  Six months ended  Six months ended
                                                           October 31, 1999     October 31,1998   October 31, 1999  October 31, 1998
                                                           ----------------     ---------------   ----------------  ----------------


Cash flows from operating activities:
   Reconciliation of net loss to net cash
   used in operating activities:
   Net loss                                                    $  (655,996)       $  (869,992)       $(1,297,566)       $(2,715,121)
   Items not requiring (providing) cash:
   Depreciation and amortization                                    74,385             71,203            159,834            118,153
   Changes in assets and liabilities:
   Receivables                                                     (38,273)          (629,927)          (217,890)          (463,311)
   Inventories                                                  (1,005,733)           150,092         (1,008,715)          (155,051)
   Prepaid expenses                                                164,291           (111,394)           164,291             10,244
   Accounts payable                                               (999,134)           (25,990)          (935,306)         1,089,066
   Accrued liabilities                                          (1,068,369)           457,315           (725,254)           696,800
                                                               -----------        -----------        -----------        -----------


   Net cash used in operating activities                        (3,528,829)          (958,693)        (3,860,606)        (1,419,220)

Cash flows from investing activities:
   Capital expenditures                                            (24,205)           (43,456)           (67,823)          (581,327)
   Investment in licenses and intellectual rights                     --                 --                 --                 --
   Net cash used in investing activities                           (24,205)           (43,456)           (67,823)          (581,327)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                               284,181            661,500
   Repayment of notes payable                                   (2,188,753)                           (2,188,753)
   Repayment of long-term debt                                    (565,430)           (11,978)          (565,430)           (30,401)
   Proceeds from issuance of common stock                        7,291,785            918,500          7,291,785          1,341,088
   Proceeds from exercise of options                                37,500                               165,000
                                                               -----------        -----------        -----------        -----------

   Net cash provided by financing activities                     4,575,102            906,522          4,986,783          1,972,187



   Net increase (decrease) in cash                               1,022,068            (95,627)         1,058,354            (28,360)

   Cash, beginning of period                                        51,683            116,035             15,397             48,768
                                                               -----------        -----------        -----------        -----------

   Cash, end of period                                         $ 1,073,751        $    20,408        $ 1,073,751        $    20,408
                                                               ===========        ===========        ===========        ===========







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

2         INVENTORIES

          Inventories at April 30, 1999 and 1998 are comprised as follows:

               Description                                                  1999                      1998
               -----------                                                  ----                      ----

               Finished goods                                            $27.573                   $13,787
               Work in process                                            24,032                    66,796
               Purchased raw materials                                   739,479                   682,575
                                                                      ==========                ==========
               Total inventory                                          $791,084                  $763,158
                                                                      ==========                ==========

3         PROPERTY AND EQUIPMENT

          Property and equipment includes the following:

               Description                                                  1999                      1998
               -----------                                                  ----                      ----

               Leasehold improvements                                   $559,742                   $52,750
               Manufacturing tools and equipment                         251,159                   142,805
               Office furniture, equipment and software                  696,055                   308,025
               Vehicles                                                  159,705                   145,919
                                                                      ==========                ==========

               Total                                                  $1,666,661                  $649,499
                                                                      ==========                ==========

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

Outstanding notes payable and lines of credit as of April 30, 1999 are summarized as follows:

              10% Subordinated Notes                                $700,000
              8% Subordinated Notes                                1,327,000
              7% Subordinated Notes                                  517,000
              Senior Promissory Notes                                870,000
              8% Subordinated Demand Notes                           587,000
              Bank Note                                               46,005
              Lines of Credit                                      1,475,000
                                                                 -----------
                                                                   5,522,005

              Less unamortized discount                             (875,859)
                                                                 -----------

              Total notes payable and lines of credit             $4,646,146
                                                                 ===========

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

5             NOTES PAYABLE AND LINES OF CREDIT (Continued)

Notes payable and lines of credit are included in the accompanying balance sheet under the following captions:

              Lines of credit                                       $1,093,893
              Notes payable                                          2,188,753
              Long term debt                                         1,363,500
                                                                   -----------
              Total                                                 $4,646,146
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

6           LONG-TERM DEBT

Long-term debt at April 30, 1999 is as follows:
            Installment loan, monthly payments of $618 including interest at 8.75%, matures September, 2002, secured by a vehicle $21,822

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

The following is an analysis of the leased assets included in property and equipment as of April 30, 1999:

              Telephone equipment                                      $16,452
              Computer equipment                                       255,611
              Machinery and production equipment                        41,479
                                                                     ---------
                                                                       313,542

              Less accumulated amortization                            (35,531)
                                                                     ---------

                                                                      $278,011
                                                                     =========

The following is a schedule of future minimum payments required under the leases together with their present value as of April 30, 1999:

                        Year ending
                         April 30,                                               Amount
                         ---------                                               ------
                            2000                                                 $95,710
                            2001                                                  92,945
                            2002                                                  52,667
                            2003                                                  32,866
                            2004                                                   4,908
                                                                                --------
                            Total minimum lease payments                         279,096
                            Less amount representing interest                    (50,195)
                                                                                --------

                            Present value of minimum lease payments             $228,901
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

                        Year ending
                         April 30,                          Amount
                         ---------                          ------

                            2000                            $69,756

                            2001                            $69,756

                            2002                            $58,130

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

              Exercise Price                                   Number of Options
              --------------                                   -----------------

                      $.40                                              37,500
                     $1.00                                             142.500
                     $2.00                                             146,250
                     $2.32                                              75,000
                     $2.80                                             105,000
                     $3.20                                             225,000
                     $4.00                                             212,500
                                                                      --------
              Total options granted                                    943,750
                                                                      ========

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

13            STOCK OPTIONS (Continued)

In addition to the 75,000 options exercised by GFC, an additional 324,375 options were exercised during the year ended April 30, 1999. As of April 30, 1999 the following options are exercisable:

              Exercise Price                              Number of Options

                       $2.00                                   103,125
                       $2.80                                   101,250
                       $3.20                                   225,000
                       $4.00                                   190,000
                     $16.00                                     62,500
                                                              --------
              Total options exercisable                        681,875
                                                              ========

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

American Quantum Cycles closed on its secondary offering on September 13, 1999 selling 2,430,000 shares of its common stock at $3.50 per share raising a gross of approximately $8.5 million. With this financing, American Quantum qualified for listing on the American Stock Exchange and now trades on the AMEX under the symbol "AFV". Net proceeds to American Quantum Cycles were $7,291,785 which have been used for repayment of notes, paying down lines of credit, reducing accounts payable, inventory purchase to allow for production increases, and working capital for American Quantum Cycles.

           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS DOCUMENT, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB, AS WELL AS IN THIS REPORT ON DOCUMENT. SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH AMERICAN QUANTUM CYCLES BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

AMONG THE KEY RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS ARE ESTIMATES OF COSTS, PROJECTED RESULTS OR ANTICIPATED RESULTS.

The following discussion and analysis should be read in conjunction with the financial statements of American Quantum Cycles and the notes thereto appearing earlier in this prospectus.

PLAN OF OPERATION

American Quantum Cycles continues to make significant progress in increasing plant capacity, product development, Dealer network expansion in Q2 FY00 laying the infrastructure for increased revenues and profits in Q3 FY'00. Two parallel production lines have been established and equipped. Personnel have been increased from 38 to 53 with most the increase coming in production and inventory management. Training has been completed for the new production personnel and plant capacity is now rated at 80 - 100 motorcycles per month. In addition, a Regional Sales Manager, VP for Production and an additional Manager for Quality Assurance have been hired and integrated into the management team. Production and Inventory personnel will continue to be added throughout Q3 and Q4 with headcount peaking at around 100 people in order to increase plant capacity to 200 units per month in Q4.

Production capacity has been further advanced with the initiation of a program partnering with the Wackenhut Corporation and the State of Florida for the establishment of American Quantum production in state correctional institutions. The State of Florida has constructed two 20,000 square foot buildings and the Wackenhut Corporation is completing the interior construction to American Quantum's specifications. These facilities will be used by inmate labor to provide American Quantum with painting, polishing and fiberglass production services. This is seen as a model program whereby the inmates receive training and pay (at minimum wage) and American Quantum benefits from significantly lowered cost-of-goods. Most of the inmate's pay goes for spousal support, child support and victim restitution. The first facility will launch production in early February.

Two new product lines are nearing completion and will be introduced to the market in Q3 FY'00 and Q4 FY'00 respectively. The Touring model (the Pioneer) has completed design and engineering and is in the final stages of production rampup on the part of key vendors to support deliver of the first units in January 2000. American Quantum has utilized state-of-the 3-dimensional CAD software to design proprietary saddle bags which provide excellent storage capacity along with styling which follows the unique curves and lines of American Quantum's frame and fenders. America Quantum has retained leading engineering experts and has designed proprietary suspension systems, exhaust pipes and engine electronics for the new Touring model. Orders are now being taken for January and February deliveries.

The second product line nearing completion is the 96 cubic inch, 4-valve engine. The 96 cubic inch engine has passed all durability and performance tests. In tests run at the Orlando Speedworld Dragway, the 96 cubic inch engine (in an American Quantum standard cruiser motorcycle) reached over 100 mph from a standing start, on average, in less than a quarter of a mile and around twelve seconds. The final configuration of the 96 cubic inch engine produced 110 peak horsepower and 110 peak foot-pounds of torque. This represents a 25% improvement over American Quantum's 88 cubic inch engine performance and is extremely competitive in the heavy cruiser and touring motorcycle markets. The 96 cubic inch engine will enter EPA testing in early January and is expected to be available for delivery in March of 2000. An electronic ignition has been added to the 96 cubic inch engine that can vary the spark advance curve for hot and cold operating conditions and environmental conditions such as atmospheric pressure. Engineering and development of motorcycle engines will continue in Q3 and Q4 with a focus on the development a 107 cubic inch, 4-valve engine and a fuel injection, 4-valve engine. These engine products are not expected to be available for delivery until FY'01.

The number of American Quantum Dealers has been increased to 45 and is on pace to end FY'00 at around 70. Investment has continued in Internet based sales support software. American Quantum's proprietary software for allowing a consumer to design their desired motorcycle configuration and see it portrayed graphically on a computer screen (CycleDesign) is being ported to the Internet for consumer use. American Quantum will complete this software development in Q3 FY'00 and will launch an aggressive Internet advertising campaign in Q4 FY'00. The Internet Advertising campaign will use demographically targeted techniques and are expected to deliver strong revenues for Q4 FY'00 and Q1 FY'01.

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

American Quantum Cycles moved from a product development focus during the fiscal year ended April 30, 1999 to low volume production. During the first quarter of this fiscal year (FY'00), revenues increased and there was a significant reduction of expenses compared to prior quarters. We sustained losses of $641,569 during the quarter ended July 31, 1999 as compared to losses of $1,845,129 during the quarter ended July 31, 1998. Revenues continued to increase significantly during the second quarter. We sustained losses of $655,996 for the second quarter ended October 31, 1999.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testing, and the remaining six are used for marketing purposes. Fifty-four (54) motorcycles have been produced during the fiscal year ended April 30, 1999 for revenues of $959,210 plus $16,570 in aftermarket parts. Revenues in the quarter ended July 31, 1999 were $343,700 and revenues in the quarter ended October 31, 1999 were 605,352.

Four hundred and twenty (420) motorcycles have been booked into production slots based on orders from 45 Dealers. Forty-two motorcycles were produced in Q2 with eight motorcycles being allocated to marketing purposes and thirty-four being delivered to Dealers. Production in August and September was constrained due to tight cash flow as result of a delay of American Quantum's public secondary offering to late September.

American Quantum Cycles closed on its secondary offering on September 13, 1999 selling 2,430,000 shares of its common stock at $3.50 per share raising a gross of approximately $8.5 million. With this financing, American Quantum qualified for listing on the American Stock Exchange and now trades on the AMEX under the symbol "AFV".

A number of marketing programs were launched in the Quarter. A joint marketing relationship with Decoma of Troy, MI resulted in the establishment of co-marketing programs with GMC Truck and Chrysler. An American Quantum, custom painted motorcycle was co-marketed in a booth at the SEMA (Specialty Equipment Marketing Association) Show in Las Vegas with GMC's GMT 800 truck. A similar co-marketing relationship has been established with Chrysler's SUV model. The legendary racecar driver A.J. Foyt agreed to extend his National Master Distributor relationship with American Quantum Cycles and also agree to join the Board of Directors. Mr. Foyt will continue his promotional activities with American Quantum included appearances at motorcycle shows and rallies and product endorsements through print, broadcast and Internet media advertisements.

American Quantum Cycles will have to increase monthly production from roughly 20 per month to 125 per month in order to deliver against the 420 outstanding orders within FY'00. Additional orders are expected to be received in Q3 and will add to the monthly production requirement. To accomplish this increase in production, American Quantum will have to add personnel, train personnel, add tooling, continue to refine production and material handling processes, ensure the smooth and timely flow of parts from vendors and launch paint, polishing and fiberglass production at the Wackenhut/State of Florida facilities. There is no guarantee that the management team will be able to implement this required increase in the three-month time frame necessary for timely delivery of motorcycles against outstanding orders. Risks which could prevent successful delivery of 420 motorcycles include:

         . Not recruiting adequate production staff
         . Insufficient training of production staff
         . Not ordering parts on time
         . Too many last minute engineering changes
         . Suppliers delivering parts of unacceptable quality
         . Suppliers not delivering parts on a timely basis
         . Not managing the production staff to produce the quantity and quality of motorcycles required
         . Not establishing an effective Quality Assurance Program
         . Inadequate skill and experience in the inmate population available for the Wackenhut Program
         . Unacceptable levels of damage to motorcycles in shipping to Dealers

Consequently, there is no guarantee that we will be successful in producing the motorcycles that have been ordered.

American Quantum Cycles anticipates that the current fiscal year ending April 30, 2000 will have significant reductions in the losses incurred in the first three Quarters. American Quantum Cycles expects their first profitable quarter to occur fourth quarter of fiscal year 2000. Results of operations in the future will be influenced by numerous factors including technological advancements, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of American Quantum Cycles, the capacity of American Quantum to expand and maintain the quality of its motorcycle and related services, continued development of the dealer organization, favorable sources of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization along with the ability to control costs and manage cash flow.

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

       The remaining three 8% note holders, representing an aggregate of $323,000 of the outstanding principal balance of the 8% notes, have not agreed to either extend the terms of, or convert, their 8% notes. American Quantum received notice of default from one 8% note holder and agreed to settlement terms with such note holder.

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

In February 1999, American Quantum Cycles contracted with seven individuals for an unsecured line of credit in the aggregate amount of $650,000 use for research and development, product development, marketing and administrative expenses. The entire amount of the line of credit was drawn down as of April 30, 1999.The line of credit accrues interest at a rate of 8% per annum plus an aggregate of 112,500 incentive shares of stock. Principal and interest are to be paid back after completion of a subsequent public offering. This is not a revolving line of credit.

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

American Quantum Cycles closed on its secondary offering on September 13, 1999 selling 2,430,000 shares of its common stock at $3.50 per share raising a gross of approximately $8.5 million. With this financing, American Quantum qualified for listing on the American Stock Exchange and now trades on the AMEX under the symbol "AFV". Net proceeds to American Quantum Cycles were $7,291,785 which have been used for repayment of notes, paying down lines of credit, reducing accounts payable, inventory purchase to allow for production increases, and working capital for American Quantum Cycles.

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

     Item 3.     Defaults upon Senior Securities - None
                 -------------------------------

     Item 4.     Submission of Matters to a Vote of Security Holders - None
                 ---------------------------------------------------

     Item 5.     Other Information - None
                 -----------------

     Item 6.     Exhibits and Reports on Form 8-K
                 --------------------------------

                 (a)  Exhibits - 27.1 Data sheet

                 (b)  Reports on Form 8-K

                      There were no reports on Form 8-K filed for the three months ended October 31, 1999.

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

Date:  December 15, 1999              By: /s/  Richard K. Hagen
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