Form 10QSB
period 2000-01-31
AMERICAN QUANTUM CYCLES INC
filed 2000-03-16
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934


For the quarter ended January 31, 2000

Commission file number 0-24083


                          AMERICAN QUANTUM CYCLES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2651232
--------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification number)

731 Washburn Road
Melbourne, Florida                                          32934
---------------------------------------           --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008

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

Common stock outstanding at January 31, 2000 was 6,876,687 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                                  BALANCE SHEET

                                                                                            January 31, 2000          April 30, 1999
                                                                                               (unaudited)
                                                                                            ----------------          --------------
         ASSETS
Current assets:
         Cash and cash equivalents                                                             $    900,955            $     15,397
         Accounts receivable                                                                        116,118                  94,439
         Other current assets                                                                       263,073                  35,734
         Inventories                                                                                930,431                 791,084
                                                                                               ------------            ------------
              Total current assets                                                                2,210,577                 936,654
                                                                                               ------------            ------------

Property and equipment                                                                            2,455,294               1,666,661
         Less accumulated depreciation                                                              547,738                 331,630
                                                                                               ------------            ------------
                                                                                                  1,907,556               1,335,031
                                                                                               ------------            ------------
Other assets:
         Deposits                                                                                    46,098                  45,555
         Licenses and intellectual rights, less accumulated
         amortization of $54,825 and $36,714                                                        307,407                 325,518
                                                                                               ------------            ------------
                                                                                                    353,505                 371,073
                                                                                               ------------            ------------

                                                                                               $  4,471,638            $  2,642,758
                                                                                               ============            ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                                      $    195,233            $  1,149,882
         Accrued liabilities                                                                         68,530                 921,835
         Current maturities of long-term debt                                                        11,305                  15,558
         Current capital lease obligations                                                          130,386                 147,560
         Lines of credit                                                                                  0               1,093,893
         Notes payable                                                                                    0               2,188,753
                                                                                               ------------            ------------
              Total current liabilities                                                             405,454               5,517,481
                                                                                               ------------            ------------

Capital lease obligations, less current maturities                                                   38,467                  81,341
Long-term debt, less current maturities                                                              12,954               1,386,418
                                                                                               ------------            ------------
                                                                                                     51,421               1,467,759
                                                                                               ------------            ------------
Stockholders' Equity:
         Common stock, par value $.001 per share; authorized
         12,500,000 shares, issued and outstanding
         6,876,687 and 2,300,586 shares                                                               6,877                   2,301
         Preferred stock, par value $.001 per share; authorized
         2,500,000 shares, no shares issued
         Additional paid-in capital                                                              15,308,583               5,076,353
         Deficit                                                                                (11,300,697)             (9,421,136)
                                                                                               ------------            ------------
              Total stockholders' equity/deficit                                                  4,014,763              (4,342,482)
                                                                                               ------------            ------------

                                                                                               $  4,471,638            $  2,642,758
                                                                                               ============            ============

                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF OPERATIONS

                                          Three months ended         Three months ended      Nine months ended    Nine months ended
                                           January 31, 2000           January 31, 1999        January 31, 2000     January 31, 1999
                                          ------------------         ------------------      -----------------    -----------------
Sales                                         $   904,983                $   391,376            $ 1,850,685          $   865,399
                                              -----------                -----------            -----------          -----------

Costs and expenses:
     Cost of goods sold                           822,200                    263,947              1,740,622              908,263
     General and administrative                   706,711                    756,761              1,979,877            2,734,197
                                              -----------                -----------            -----------          -----------
                                                1,528,911                  1,020,708              3,720,499            3,642,460
                                              -----------                -----------            -----------          -----------

     Loss from operations                        (623,928)                  (629,332)            (1,869,814)          (2,777,061)
                                              -----------                -----------                                 -----------

Other income (expense):
     Interest and other income                     67,168                          0                 67,765                1,691
     Interest expense                             (22,625)                   (56,335)               (77,512)            (625,418)
                                              -----------                -----------            -----------          -----------
                                                   44,543                    (56,335)                (9,747)            (623,727)
                                              -----------                -----------            -----------          -----------


           Net Loss                           $  (579,385)               $  (685,667)           $(1,879,561)         $(3,400,788)
                                              ===========                ===========            ===========          ===========

Loss per common share:

     Weighted average shares outstanding        6,093,541                  4,903,095              6,042,811            4,821,291
                                              ===========                ===========            ===========          ===========

     Loss per common share                    $    (0.095)               $    (0.140)           $    (0.311)         $    (0.705)
                                              ===========                ===========            ===========          ===========


                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF CASH FLOWS

                                                 Three months ended    Three months ended    Nine months ended    Nine months ended
                                                  January 31, 2000      January 31, 1999      January 31, 2000     January 31, 1999
                                                 ------------------    ------------------    -----------------    -----------------
Cash flows from operating activities:
   Reconciliation of net loss to net cash
   used in operating activities:
   Net loss                                         $  (579,385)          $  (685,667)          $(1,879,561)          $(3,400,788)
   Items not requiring (providing) cash:
   Depreciation and amortization                         74,385                83,329               234,219               201,482
   Changes in assets and liabilities:
   Receivables                                          196,211              (417,728)              (21,679)             (881,039)
   Inventories                                          869,368                77,333              (139,347)              (77,718)
   Prepaid expenses                                      76,037                  (353)              242,938                 9,891
   Accounts payable                                     (19,343)             (507,375)             (954,649)              581,691
   Accrued liabilities                                 (128,051)              196,135              (853,305)              892,935
                                                    -----------           -----------           -----------           -----------


   Net cash used in operating activities                489,222            (1,254,326)           (3,371,384)           (2,673,546)

Cash flows from investing activities:
   Capital expenditures                                (720,810)             (143,037)             (788,633)             (724,364)
   Investment in licenses and intellectual rights
                                                    -----------           -----------           -----------           -----------

   Net cash used in investing activities               (720,810)             (143,037)             (788,633)             (724,364)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                  1,295,700               284,181             1,957,200
   Repayment of notes payable                          (262,307)               (7,500)           (2,451,060)               (7,500)
   Repayment of long-term debt                          (28,901)              (17,747)             (594,331)              (48,148)
   Proceeds from issuance of common stock               350,000               209,540             7,641,785             1,550,628
   Proceeds from exercise of options                                                                165,000
                                                    -----------           -----------           -----------           -----------

   Net cash provided by financing activities             58,792             1,479,993             5,045,575             3,452,180



   Net increase (decrease) in cash                     (172,796)               82,630               885,558                54,270

   Cash, beginning of period                          1,073,751                20,408                15,397                48,768
                                                    -----------           -----------           -----------           -----------

   Cash, end of period                              $   900,955           $   103,038           $   900,955           $   103,038
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

2         INVENTORIES

          Inventories at April 30, 1999 and 1998 are comprised as follows:

               Description                                                  1999                      1998
               -----------                                                  ----                      ----
               Finished goods                                           $ 27,573                  $ 13,787
               Work in process                                            24,032                    66,796
               Purchased raw materials                                   739,479                   682,575
                                                                        ========                  ========

               Total inventory                                          $791,084                  $763,158
                                                                        ========                  ========

3         PROPERTY AND EQUIPMENT

          Property and equipment includes the following:

               Description                                                  1999                      1998
               ------------                                                 ----                      ----

               Leasehold improvements                                 $  559,742                  $ 52,750
               Manufacturing tools and equipment                         251,159                   142,805
               Office furniture, equipment and software                  696,055                   308,025
               Vehicles                                                  159,705                   145,919
                                                                      ==========                  ========

               Total                                                  $1,666,661                  $649,499
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

Outstanding notes payable and lines of credit as of April 30, 1999 are summarized as follows:

              10% Subordinated Notes                                 $700,000
              8% Subordinated Notes                                 1,327,000
              7% Subordinated Notes                                   517,000
              Senior Promissory Notes                                 870,000
              8% Subordinated Demand Notes                            587,000
              Bank Note                                                46,005
              Lines of Credit                                       1,475,000
                                                                   ----------

              Less unamortized discount                             5,522,005
                                                                     (875,859)
                                                                   ----------

              Total notes payable and lines of credit              $4,646,146
                                                                   ==========

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

5        NOTES PAYABLE AND LINES OF CREDIT (Continued)

Notes payable and lines of credit are included in the accompanying balance sheet under the following captions:

              Lines of credit                           $1,093,893
              Notes payable                              2,188,753
              Long term debt                             1,363,500
                                                         ---------

              Total                                     $4,646,146
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

6        LONG-TERM DEBT

Long-term debt at April 30, 1999 is as follows:

            Installment loan, monthly payments of $618 including interest at 8.75%, matures September, 2002, secured by a vehicle $21,822

            Installment note payable for the purchase of intellectual property rights, monthly payments of $783 including interest at 8%, matures
            January, 2001, secured by property rights                                               16,654

            Short-term obligations expected to be refinanced (see note 5)                        1,363,500
                                                                                                 ---------

                                                                                                 1,401,976
            Less current maturities                                                                 15,558
                                                                                                    ------

            Total long-term debt                                                                $1,386,418
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

                Exercise Price                               Number of Options
                --------------                               -----------------

                      $.40                                          37,500
                     $1.00                                         142,500
                     $2.00                                         146,250
                     $2.32                                          75,000
                     $2.80                                         105,000
                     $3.20                                         225,000
                     $4.00                                         212,500
                                                                   -------

              Total options granted                                943,750
                                                                   =======

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

13       STOCK OPTIONS (Continued)

In addition to the 75,000 options exercised by GFC, an additional 324,375 options were exercised during the year ended April 30, 1999. As of April 30, 1999 the following options are exercisable:

              Exercise Price                        Number of Options

                       $2.00                             103,125
                       $2.80                             101,250
                       $3.20                             225,000
                       $4.00                             190,000
                      $16.00                              62,500
                                                         -------

              Total options exercisable                  681,875
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

In February 2000, American Quantum Cycles contracted for a new $1,500,000 revolving line of credit with International Holdngs Inc.. This line of credit is to be used for inventory and production expenses. Draw on the line of credit is based per purchase order for motorcycles from our dealers. Principal and interest are paid from funds received from the sales of the motorcycles.

In February 2000, American Quantum Cycles arranged for a $1,500,000 line of credit to be used for an E-Commerce internet/extranet initiative and related expansion and development of corporate ERP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

THIS DOCUMENT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS DOCUMENT, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-KSB, AS WELL AS IN THIS REPORT. SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH AMERICAN QUANTUM CYCLES BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

AMONG THE KEY RISKS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTATIONS ARE ESTIMATES OF COSTS, PROJECTED RESULTS OR ANTICIPATED RESULTS.

The following discussion and analysis should be read in conjunction with the financial statements of American Quantum Cycles and the notes thereto appearing earlier in this prospectus.

PLAN OF OPERATION

American Quantum Cycles continues to make significant progress in increasing plant capacity, product development, Dealer network expansion in Q2 FY00 laying the infrastructure for increased revenues and profits in Q4 FY'00. Two parallel production lines have been established and equipped. Personnel have been increased from 38 to 53 with most the increase coming in production and inventory management. Training has been completed for the new production personnel and plant capacity is now rated at 80 - 100 motorcycles per month. In addition, a Regional Sales Manager, VP for Production and an additional Manager for Quality Assurance have been hired and integrated into the management team. Production and Inventory personnel will continue to be added throughout Q4 with headcount peaking at around 100 people in order to increase plant capacity to 200 units per month in Q4.

Production capacity has been further advanced with the initiation of a program partnering with the Wackenhut Corporation and the State of Florida for the establishment of American Quantum production in state correctional institutions. The State of Florida has constructed two 20,000 square foot buildings and the Wackenhut Corporation is completing the interior construction to American Quantum's specifications. These facilities will be used by inmate labor to provide American Quantum with painting, polishing and fiberglass production services. This is seen as a model program whereby the inmates receive training and pay (at minimum wage) and American Quantum benefits from significantly lowered cost-of-goods. Most of the inmate's pay goes for spousal support, child support and victim restitution. The first facility will launch production in March.

Two new product lines are nearing completion and will be introduced to the market in Q4 FY'00. The Touring model (the Pioneer) has completed design and engineering and is in the final stages of production rampup on the part of key vendors to support deliver of the first units in April 2000. American Quantum has utilized state-of-the 3-dimensional CAD software to design proprietary saddle bags which provide excellent storage capacity along with styling which follows the unique curves and lines of American Quantum's frame and fenders. America Quantum has retained leading engineering experts and has designed proprietary suspension systems, exhaust pipes and engine electronics for the new Touring model. Orders are now being taken for January and February deliveries.

The second product line nearing completion is the 96 cubic inch, 4-valve engine. The 96 cubic inch engine has passed all durability and performance tests. In tests run at the Orlando Speedworld Dragway, the 96 cubic inch engine (in an American Quantum standard cruiser motorcycle) reached over 100 mph from a standing start, on average, in less than a quarter of a mile and around twelve seconds. The final configuration of the 96 cubic inch engine produced 110 peak horsepower and 110 peak foot-pounds of torque. This represents a 25% improvement over American Quantum's 88 cubic inch engine performance and is extremely competitive in the heavy cruiser and touring motorcycle markets. The 96 cubic inch engine will enter EPA testing in April and is expected to be available for delivery in May of 2000. An electronic ignition has been added to the 96 cubic inch engine that can vary the spark advance curve for hot and cold operating conditions and environmental conditions such as atmospheric pressure. Engineering and development of motorcycle engines will continue in Q4 with a focus on the development a 107 cubic inch, 4-valve engine and a fuel injection, 4-valve engine. These engine products are not expected to be available for delivery until FY'01.

The number of American Quantum Dealers has been increased to 45 and is on pace to end FY'00 at around 70. Investment has continued in Internet based sales support software. American Quantum's proprietary software for allowing a consumer to design their desired motorcycle configuration and see it portrayed graphically on a computer screen (CycleDesign) is being ported to the Internet for consumer use. American Quantum will complete this software development and will launch an aggressive Internet advertising campaign in Q4 FY'00. The Internet Advertising campaign will use demographically targeted techniques and are expected to deliver strong revenues for Q4 FY'00 and Q1 FY'01.

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

American Quantum Cycles moved from a product development focus during the fiscal year ended April 30, 1999 to low volume production. During the first quarter of this fiscal year (FY'00), revenues increased and there was a significant reduction of expenses compared to prior quarters. We sustained losses of $641,569 during the quarter ended July 31, 1999 as compared to losses of $1,845,129 during the quarter ended July 31, 1998. Revenues continued to increase significantly during the second and third quarters. We sustained losses of $655,996 for the second quarter ended October 31, 1999, and losses of $579,385 for the third quarter ended January 31, 2000.

Revenues in the fiscal year ended April 30, 1998 of $192,856 resulted from the sale of the initial ten motorcycles produced plus some after-market 4-Valve engine parts. An additional eight motorcycles were produced, of which two were used for engineering and regulatory testing, and the remaining six are used for marketing purposes. Fifty-four (54) motorcycles have been produced during the fiscal year ended April 30, 1999 for revenues of $959,210 plus $16,570 in aftermarket parts. Revenues in the quarter ended July 31, 1999 were $343,700, $605,352 in the quarter ended October 31, 1999, and $904,983 in the quarter ended January 31, 2000.

American Quantum improved over the same Quarter a year ago in a number of financial measures: sales increased 231% ($904,983 in FY'00 vs. $391,376 in FY `99), operating expenses only increased 150% in the same time frame ($1,582,911 in FY'00 vs. $1,020,708 in FY'99), net interest expense decreased 60% ($22,625 in FY'00 vs. $56,335 in FY'99) and net loss decreased by 16% ($579,385 in FY'00 vs. $685,667 in FY'99). A comparison of the cumulative financial results over the first three Quarters of FY 2000 when compared with the cumulative results over the same time period for the FY 1999 shows a greater rate of improvement: sales increased 214% ($1,850,685 in FY'00 vs. $865,399 in FY'99), operating expenses were roughly the same ($3,720,499 in FY'00 vs. $3,642,460 in FY'99), net interest expense decreased 88% ($77,512 in FY'00 vs. $625,418 in FY'99) and net loss decreased 45% ($1,879,561 in FY'00 vs. $3,400,788 in FY'99).

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

American Quantum Cycles will have to increase monthly production from roughly 20 per month to 125 per month in order to deliver against the 420 outstanding orders within FY'00. Additional orders are expected to be received in Q4 and will add to the monthly production requirement. To accomplish this increase in production, American Quantum will have to add personnel, train personnel, add tooling, continue to refine production and material handling processes, ensure the smooth and timely flow of parts from vendors and launch paint, polishing and fiberglass production at the Wackenhut/State of Florida facilities. There is no guarantee that the management team will be able to implement this required increase in the three-month time frame necessary for timely delivery of motorcycles against outstanding orders. Risks which could prevent successful delivery of 420 motorcycles include:

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

American Quantum Cycles expects significant improvement in the fourth quarter of fiscal year 2000. Results of operations in the future will be influenced by numerous factors including technological advancements, competition, regulation, increases in expenses associated with sales growth, market acceptance of the products of American Quantum Cycles, the capacity of American Quantum to expand and maintain the quality of its motorcycle and related services, continued development of the dealer organization, favorable sources of supplies, recruitment of highly skilled employees and integration of such persons into a cohesive organization along with the ability to control costs and manage cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Since American Quantum Cycles only recently emerged from its development stage, and is just beginning to receive any material income from operations. As such, American Quantum Cycles relies on private sources of financing to support its operations.

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

In February 2000, American Quantum Cycles contracted for a new $1,500,000 revolving line of credit with International Holdngs Inc.. This line of credit is to be used for inventory and production expenses. Draw on the line of credit is based per purchase order for motorcycles from our dealers. Principal and interest are paid from funds received from the sales of the motorcycles.

In February 2000, American Quantum Cycles arranged for lines of credit totaling $1,500,000 to be used for an E-Commerce internet/extranet initiative and the related expansion and development of corporate ERP.

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




Date:  March 16, 2000                  By: /s/  Richard K. Hagen
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