Form 10KSB40
period 2000-04-30
AMERICAN QUANTUM CYCLES INC
filed 2000-08-16
CIK 1041970

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the Year Ended April 30, 2000
                          Commission File No. 000-24083


                          AMERICAN QUANTUM CYCLES, INC.
                 (Name of Small Business Issuer in Its Charter)

            Florida                                         59-2651232
            -------                                         ----------
(State of Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

731 Washburn Road, Melbourne, Florida                         32934
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (407) 752-0008
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:  None

                                                    Name of Each Exchange
                                                           on Which
         Title of Each Class                              Registered
         ===================                        =====================

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

                                Yes  [X]         No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ 2,501,208
                                                                  -----------

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

                                Yes  [ ]          No   [ ]


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         9,041,058 shares of Common Stock, $.001 par value, as of August 15, 2000.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS
                  -----------------------

Introduction

American Quantum Cycles, Inc. designs, produces and distributes American-made, high performance V-twin engine cruiser and touring style motorcycles. These motorcycle products include stock models and motorcycles built to customers' specifications. American Quantum produces its motorcycles in its 26,000 square foot facility. The production line is broken into 15 stations, which facilitates the flow of parts from inventory by kitting (collection of parts by station into kits) and ease of training of new assembly personnel. The organization of the production line also facilitates the efficient production of customized motorcycles. We believe this allows us to produce the leading price/performance motorcycle in the heavyweight market segment.

American Quantum is presently producing both their Cruiser and Touring models. One hundred and forty six motorcycles have been produced during the fiscal year. These motorcycles are sold through our Dealer Distribution Network. We began the year with 28 Dealers and closed the fiscal year with 65 Dealers in 34 states. Each Dealer signs an Agreement committing them to buy a minimum of 10 motorcycles the first year, 20 the second and 30 for each year thereafter. American Quantum's backorder from our Dealers was for 504 motorcycles and carries a value of $9,348,885.

We intend to continue to make investment in production plant and facilities. We will bring an additional 20,000 square foot production facility on line in the early Fall of 2000 through a program with the State of Florida. We have added personnel throughout the fiscal year adding 23 people to the production staff. We are positioned now to increase production from 25 motorcycles per month to 200 motorcycles per month with a minimum increase in staff and equipment.

American Quantum Cycles was originally incorporated as a Florida corporation on March 20, 1986 as "Norbern, Inc." On May8, 1997, Norbern, Inc. changed its name to "American Quantum Cycles, Inc." American Quantum Cycles had no operations prior to May 9, 1997, when it issued shares of its common stock in exchange for management, equipment and other assets. This enabled us to produce, distribute and sell American-made motorcycles, motorcycle parts and related products. On September 8, 1999 American Quantum Cycles began trading on the American Stock Exchange under the symbol "AFV", an abbreviation for American Four Valve. On September 30 1999, American Quantum completed a secondary offering selling 2,430,000 shares of its Common Stock at $3.50 per share raising a gross of approximately $8.5 million. American Quantum Cycles' fiscal year end is April
30. Our executive offices are at 731 Washburn Road, Melbourne Florida 32934; Telephone (321) 752-0008, our Fax is (321) 752-0550 and our website is http://www.quantumcycle.com.

The Industry and Market


         On-Highway motorcycles are designed primarily for use on public roads. The Motorcycle Industry Council classifies On-Highway motorcycles into four major categories. The chart set forth below illustrates the relative market share of each category:

                             ON-HIGHWAY MOTORCYCLES


                                  Standard 4%

                                  Touring 19%

                                 Sportbike 22%

                                  Cruiser 55%


         The four categories of motorcycles identified by the Motorcycle Industry Council can be generally described as follows:

         Cruiser Motorcycles categorized as Cruisers are, as the name implies, designed to cruise relatively short distances and feature body styling that has a heavy appearance, utilizing special trim and custom paint, full-view engines, and swept-back handlebars.

         Touring Motorcycles categorized as Touring bikes incorporate elements that emphasize long distance travel, rider comfort, and extra load capacity, and include features that facilitate long distance travel such as saddlebags and fairings.

         Sportbike Motorcycles categorized as Sportbikes are performance oriented and incorporate racing technology, aerodynamic styling, low handlebars, and high performance tires.

         Standard Motorcycles categorized as Standard bikes emphasize the basic elements of a motorcycle without any specialization.

         The Motorcycle Industry Council statistics further indicate that the On-Highway segment of the U.S. motorcycle market represented 340,000 units out of a total of 515,000 units sold in the year ended December 31, 1999. As such, the On-Highway segment represented an astounding 66% of the American Quantum Cycles industry last year. American Quantum Cycles is currently focused on On-Highway motorcycles, with an initial emphasis on cruisers. Ultimately, American Quantum Cycles will expand into other categories.

         The Motorcycle Industry Council also categorizes motorcycles by engine displacement. Heavyweight motorcycles are those with an engine displacement of 651 cubic centimeters or greater. Heavyweight motorcycles comprised approximately 70% of retail motorcycle unit sales in the American market in 1999. In 1999, U.S. registrations of new heavyweight On-Highway motorcycles were 236,523 units, an increase of approximately 23% over 1998 registrations. American registrations of new heavyweight motorcycles in 1999 represent an increase of 66.8% over 1996. American Quantum Cycles currently manufactures only heavyweight motorcycles, and will continue manufacturing only heavyweight motorcycles in the near term. Ultimately, however, American Quantum Cycles will expand into other categories with smaller displacements, particularly as the foreign market demand for American Quantum Cycles' product grows. Foreign market buyers react to motorcycles for the same reasons as American buyers, but the practicalities of ownership, such as taxes on displacement and fuel economy dictate a smaller displacement product.

         Heavyweight motorcycles tend to be the most expensive motorcycles, thereby generating high per-unit revenues. Heavyweight motorcycles also tend to have a far greater profit margin because buyers tend to accessorize heavyweight motorcycles and accessories have a higher profit margin than the motorcycles themselves. American Quantum Cycles is fully aware of the foregoing, and will continue to position its product to exploit these financial realities.

Demographics

         Buyers of heavyweight motorcycles in America typically buy for pleasure rather than transportation. Market studies indicate that the consumer for a heavyweight cruiser or touring motorcycle is typically a male, between the ages of 35 and 55 (with the latter age increasing almost yearly), with a high disposable income, generally estimated at over $50,000 per year. Furthermore, the number of people who fall into this age bracket is expected to increase in size every year for the next ten years. This increasing population is expected to increase the demand for heavyweight motorcycles correspondingly.

Competition

         Harley-Davidson leads the heavyweight motorcycle business by a huge margin. Harley-Davidson has been the only significant American heavyweight motorcycle manufacturer since the demise of Indian Motorcycle in 1954. According to financial statements published by Harley-Davidson, in 1999 it had sales of approximately $2.5 billion with market share of more than 50% of new American heavyweight motorcycle units. In 1999, Harley-Davidson reported a 27% market share of worldwide (including U.S.) new heavyweight motorcycle unit sales at retail. Even so, dealers have reported that there remain waiting lists at the dealers for certain models of Harley-Davidson motorcycles. In response, Polaris

Harley-Davidson has increased its production capabilities over the past decade and forecasts capacity of over 200,000 units in 2000.

         Several of the major foreign manufacturers compete against Harley-Davidson in the domestic market. Honda has launched two motorcycles directly aimed at the U.S. heavy cruiser market, the Valkyre and Shadow 1000. Yamaha's Royal Star also competes in American's markets, but its production is limited. In addition to Harley-Davidson, Honda, Suzuki, Kawasaki, Yamaha, BMW, and Indian have the largest market shares in the U.S. heavyweight motorcycle market. The chart below sets forth the market share held by each of these companies in 1999:


                          MOTORCYCLE COMPETITION GRAPH

         It is obvious from the foregoing that American Quantum Cycles' primary competitor in the U.S. heavyweight market will be Harley-Davidson. Harley-Davidson has been the only significant American heavyweight cruiser and touring motorcycle manufacturer since the demise of Indian in 1954. American Quantum Cycles' major competitive advantage over the international competitors (primarily Honda, Suzuki, Kawasaki, Yamaha, and BMW) is that it will be an "American Made" motorcycle. American Quantum Cycles motorcycles, manufactured by American Quantum Cycles in Florida, provides American Quantum Cycles with a key competitive advantage to its international competitors.

         Due to recent growth in the market for heavyweight motorcycles, many other U.S. manufacturers have entered the market. In 1999, Polaris Industries

Inc., a manufacturer of snowmobiles, personal watercraft, and all-terrain vehicles, announced that it began manufacturing the "Victory," a cruiser motorcycle. In 1999, Excelsior-Henderson brought back the "Super-X" motorcycle developed by Excelsior Supply in the early 1900's. Excelsior-Henderson went public in 1997 and after raising an estimated $100 million, filed for Chapter 11 protection in December of 1999. Finally, a number of small companies build and sell motorcycles from non-proprietary parts.

Size of Motorcycle Market

         According to the Motorcycle Industry Council, in 1996 total U.S. retail sales of motorcycles and related parts and services was $7.2 billion. The retail value of new heavyweight motorcycle sales, the category in which American Quantum Cycles competes, is estimated to be $2.6 billion or 36% of the total U.S. market in 1996. There are approximately 6,700 motorcycle dealers in the United States alone.

         The U.S. motorcycle industry has seen a resurgence of growth since 1991. Before 1991, industry sales of on-highway motorcycles declined nine years out of ten. Since 1991, however, new unit sales have increased six years in a row, with an average annual growth rate of 8%. The trend of the used motorcycle population can explain much of the demand for new bikes. The number of operable used motorcycles was much higher through the 1980's, damping demand for new units. From a peak of 3.8 million motorcycles on the road in 1984, the number of used motorcycles plunged to 2.2 million ten years later. With fewer used motorcycles available in the 1990's, demand for new bikes has improved.

Heavyweight Motorcycle Market

         American Quantum Cycles products are categorized as a heavyweight motorcycle. Heavyweight motorcycles are defined as motorcycles with an engine displacement of 651cc or greater and represent approximately 50% of retail motorcycle unit sales in the U.S. motorcycle market. The heavyweight class of motorcycle is comprised of four Motorcycle's types:

          a.       Standard, which emphasizes simplicity and cost;

          b.       Performance, which emphasizes handling and acceleration;

          c. Touring and Cruiser, which emphasizes comfort and long distance travel; and

          d. Custom, which emphasizes styling and individual owner customization.

         American Quantum Cycles plans to initially manufacture and market heavyweight Cruiser and Touring motorcycles. Touring bikes are designed for long-distance travel, and as such focus on amenities and comfort. Cruisers are designed to facilitate owner customization, featuring distinctive classic American Quantum Cycles styling. Cruiser and Touring motorcycles comprise approximately 80% of retail sales in the U.S. heavyweight motorcycle market, or 40% of the entire motorcycle market.1

              U.S. Heavyweight Market Motorcycle Segments
              Cruiser/Custom        59%
              Touring               21%
              Sportbike             14%
              Standard               6%

         In 1997, the worldwide market for heavyweight motorcycles exceeded 500,000 units, with approximately 40% of that market in North America. The market has grown 26% in the U.S. and the rest of the world between 1995 and 1997.2

Total Unit Sales of Heavyweight Motorcycles (000s)

                           1997     1996    1995
                           ----     ----    ----
North America              205.4    178.5   163.1
Europe                     250.3    224.7   207.2
Japan/Australia             58.9     37.4    39.4
Total                      514.6    440.6   409.7

R.L. Polk & Associates (1995-1996)
Motorcycle Industry Council (1997)

         The heavyweight motorcycle market is expected to continue this double-digit growth through the end of the millennium. This growth is based on several factors, including the continued low number of operable motorcycles in the United States, the demand and waiting lists for Harley-Davidson motorcycles, and positive demographic factors (i.e., as the baby boomer generation continues to age, their disposable income continues to increase). It is estimated that in 1997, the heavyweight cruiser portion of the industry grew almost 17% fueled by an increase in Harley-Davidson's allocation to domestic dealers.3

Supply and Demand

         In the market today, there is insufficient production capacity to satisfy demand. Harley-Davidson, who has captured 47% of the U.S. motorcycle market, could easily increase its market share if it did not have a capacity constraint. Estimates put the production shortfall at 30% or 40,000 motorcycles. Harley-Davidson plans to increase their production by 9% per year, which will only enable it to keep pace.




--------
1  Motorcycle Industry Council
2  Motorcycle Industry Council
3  Motorcycle Industry Council

Products

American Quantum's initial product was the Liberty heavy weight cruiser that carried our proprietary 88 cubic inch, V-twin 4-Valve engine. Our patented 4-Valve head design produces more torque and horsepower than the more common 2-Valve used by Harley-Davidson and other American competitors. American Quantum developed and introduced two new products into the market in the fiscal year. The Touring motorcycle and the 96 cubic inch, 4-Valve engine were introduced to the market in February 2000 at the Indianapolis Powersports Dealer Show.

American Quantum's Touring motorcycle (the Pioneer) featured custom designed saddlebags whose curves and contours followed the lines of the bike and the curves of the rear fender. The saddlebags were designed using state-of-the-art 3-D modeling computer software. This shortened the design-to-production cycle and created saddlebags that are stylish from all viewing angles. American Quantum has created a Touring model that stands out for its styling and fills a niche missing in other competitors to Harley-Davidson - a second American-made, factory produced Touring motorcycle.

The Touring model and the 2000-B Cruiser model carry our new 96 cubic inch, 4-Valve engine. The increased capacity of the 96 over the original 88 has supported a 15% increase in peak torque and 10% increase in peak horsepower. Additional improvements include an electronic ignition control module with timing advance curves matched to the 4-Valve unique operating characteristics.

American Quantum has invested time and resources during the fiscal year toward the design and testing of two additional motorcycle models that will be part of the annual new model release in the early Fall of 2000 (FY'01). These are the Hardtail and ProStreet models. The modern hard tail is the best selling bike for every company that produces one. The Hard Tail will be targeted at the entry-level rider, or riders that currently own a large touring bike and want a small, agile hot-rod for cruising around town. Ours will sport a very compact chassis, produced using large diameter tubing for a heavy, tough, industrial look. Wheels will be 21 inches up front and a fat 18-inch tire in the rear. The

Hardtail will give American Quantum an entry-level model that supports lower pricing and broadens the appeal to the younger demographic market.

The ProStreet is a stylish, racy version of the Cruiser that fills an empty market niche that today is only supplied by small custom motorcycle makers and high prices. A ProStreet Cruiser is low and long, with 18 inch wheels and a monster back tire, a stretched out riding position due to a stretched frame, and one piece fuel tank. At the present time, if a customer wanted a ProStreet they would have to build it themselves or contract with an expensive custom bike builder. The American Quantum ProStreet, when introduced in October 2000 is expected to be the first production Pro Street in the motorcycle market.

These two new models are expected to broaden American Quantum's appeal to a wider range of Dealers and should play a key role in expanding Quantum's Dealer network to well over 150 Dealers.

American Quantum will also invest in developing additional accessories for its popular Touring motorcycle. Such accessories will include a wider choice of windshields, a wider choice of "two-up" seats with back rests for the second rider, a half-fairing, a third saddlebag that would attach to the seat rest (or "sissybar") and an active cruise-control system.

Management believes that 4-Valve engine design is one of the industry leaders in high torque at low and mid-range speeds. This torque gives riders excellent acceleration for increasing speed to merge into highway traffic from on-ramps and passing trucks safely. American Quantum will continue its active motorcycle engine research and development program and intends to launch a fuel injection development project in the second Quarter of FY'01.

American Quantum invested heavily in improving the quality of parts received from its suppliers during the fiscal year. The 2000-B Cruiser included a frame from a new vendor with higher quality welds and tighter tolerances. This was the result of a cooperative effort between American Quantum's Quality Department and the vendor agreeing on tolerances for jigs and acceptance criteria for welds. Similar projects between American Quantum and suppliers led to quality improvements in exhaust pipes, oil pumps, seats and electronics.

Manufacturing

American Quantum Cycles focuses on final assembly of the engine and motorcycle in its home plant in Melbourne, Florida. Originally, American Quantum Cycles outsourced all casting, machining, forging, powder coating, chrome plating and fiberglass molded processes to subcontractors, minimizing the capital investment required in heavy machinery and additional plant floor space and expenses associated with recruiting, training and retaining highly skilled personnel. Gradually over the course of FY00, we began to invest in selected functions that, when brought in-house, could significantly reduce the cost-of-goods and increase gross margin on our products.

In October of 1999, American Quantum Cycles signed a contract with Wackenhut Corrections Corporation (NYSE: WHC) and U.S. Technologies Inc. (OTC BB: USXX) forming a Venture for the finishing of motorcycle parts. The work will take place at the South Bay and Moore Haven, State of Florida correctional facilities that are managed by Wackenhut. The project will be co-managed by American Quantum which will be responsible for quality control and training; U.S. Technologies which will be responsible for operations supervision. U.S. Technologies has been approved by the State of Florida, Pride Enterprises and the Federal Bureau of Justice Assistance to operate a new Prison Industry Enhancement (PIE) Project at the two facilities.

Wackenhut Corrections, based in Palm Beach Gardens, Florida is a world leader in the privatized corrections industry and has contracts or awards to manage 55 correctional and detention facilities in North America, Europe and Australia. Twelve of the facilities have PIE or government industry programs in place or under development.

U.S. Technologies, based in Washington, DC, is a national outsourcing company, which solicits labor-intensive work from Fortune 1000 companies to be performed by its manufacturing subsidiary, Labor-to-Industry Inc. (LTI) or by its service subsidiary, Service-to-Industry Inc. (STI). The Company performs its work utilizing detention facility inmates under the guidelines of the Prison Industry Enhancement Program (PIE).

The work will include polishing of aluminum and stainless steel parts, fabricating fiberglass parts along with custom painting of fenders, gas tanks and instrument consoles. The contract has an option phase, which is based on performance of the first phase that includes final motorcycle assembly. American Quantum's Vice President for Production will be their General Manager for the Project on site and will be responsible for operations management, quality control and worker training.

The State of Florida, through Wackenhut is financing the buildout of two 20,000 square foot facilities. American Quantum will pay $1 per year lease for exclusive use of the buildings. Under the same plan, the State of Florida will also finance the acquisition of the initial capital equipment to launch operations. American Quantum Cycles will repay the financing over a seven-year term. Inmates at the correctional institutions will be recruited for prior relevant experience and trained for the specific polishing, painting and fiberglass production operations. American Quantum will pay the inmates minimum wage with modest raises specified by the State of Florida for time in service. The inmates are required to allocate the bulk of their pay to spousal support, child support and victim restitution.

American Quantum will benefit from their participation in the program in a number of ways:

          1.       Low cost rent,
          2.       Low cost labor,
          3.       Highly motivated labor,
          4.       Guaranteed access to labor pool,
          5.       Low cost financing for facility buildout and
          6.       Low cost financing for equipment.

The sum results of these benefits are forecasted to reduce the cost-of-goods of our motorcycles by approximately $800 per unit once the laborers are trained and facilities are fully operational. As of the end of the fiscal year, the building shells had been completed, detailed blueprint plans for the buildout had been approved and significant progress had been made on the buildout. Allowing for time consumed in gaining building permits, ordering equipment and installing equipment, the facilities are expected to begin operations some time during the second quarter of FY01.

American Quantum has continued to invest in staffing and equipment at their home plant in Melbourne Florida throughout the fiscal year. Throughout the fiscal year, 29 employees have been added to the production staff for an increase of 223%. Equipment has been added to populate two parallel engine production lines and two parallel final assembly lines. With the addition of the personnel and equipment, plant production capacity has been increased from 20 motorcycles per month to 150 per month.

American Quantum Cycles has designed and produced 166 motorcycles during the fiscal year. Of these, 146 motorcycles have been sold, 14 are used for marketing purposes, and 6 for engineering and regulatory testing. During the remainder of fiscal 2001 we expect to build and ship roughly 1200 Motorcycles. This projection is based on refinements of the assembly and material flow processes. A minimum increase in personnel and equipment will be needed during FY01 to support this forecasted production level after the staffing and improvement that was accomplished during FY00.

Much of the plant capacity that was gradually developed throughout FY00 was not utilized due to parts shortages. Parts shortages were the result of three causes: the boom in the motorcycle industry, American Quantum's increased quality requirements and intermittent cash flow constraints. The long term boom in the motorcycle industry in the United States accelerated dramatically in calendar 1999 with an increase in sales of 23% over the prior year in American Quantum's market segment of heavyweight cruisers. This stretched the production capacity of parts suppliers to the limit. Commonly used parts such as wheels, carburetors, seats, fenders, etc. were often out-of-stock. American Quantum, as a new client to these suppliers was often the first to be put into an out-of-stock position. At the same time, American Quantum was put into an out-of-stock position first as a result of buying smaller lot sizes compared to many other motorcycle manufacturers.

This overall strain on the parts suppliers was compounded by American Quantum's concurrent increase in quality acceptance standards. Many parts suppliers did not choose to fully cooperate with American Quantum's proposed tighter quality standards because they had buyers for their full production capacity at the old standards. There were also a number of transition periods during which suppliers who were attempting to cooperate with American Quantum's new standards fell short. Many parts deliveries had to be rejected at the 50-75% level. All these factors combined to create frequent parts shortages compared to production capacity and order backlog. As a result of the parts shortages, the plant was operating at less than 50% of production capacity for much of the fiscal year.

American Quantum Cycles must insure a steady, predictable supply of parts to support a month-by-month increase in production going forward in FY01. As American Quantum ramps up production to a larger scale in FY01, it will place multi-month, confirmed orders with its major suppliers to insure parts deliveries. Also, American Quantum will moderate its quality demands on parts suppliers to be more consistent with "best practices" in the industry. This will allow American Quantum to have higher quality parts that most its competitors without placing undue strain on parts suppliers. However, since, we can not guarantee the performance of our vendors and subcontractors, adequate and uninterrupted supply of parts must be considered a risk factor for our success.


Intranet/Extranet System

One of our goals is to provide our customers with an efficient way of selecting an exact product design as well as to provide a method to continually track the progress of production of any specific product. We had developed a PC-based kiosk Intranet/Extranet System (originally named "Dealernet") for this purpose in FY99. We changed the name from Dealernet to "CycleDesign" to avoid conflict with a prior software package from another Industry. CycleDesign uses an interactive CD-ROM (or DVD) storing two and three-dimensional images of our products. Dealers and consumers reviewed a prototype for ease-of-use and effectiveness. Management of American Quantum Cycles believes that both dealers and customers have responded favorably to the CycleDesign software.

The CycleDesign system displays alternate motorcycle choices on a computer screen allowing, a customer to select a precise motorcycle design with options tailored to the customer's requirements. The customer will also know the cost of each option, and have a graphic image of the bike, which he can easily modify. Once a customer agrees to purchase our motorcycle, we will assign a unique bar code to each order. This serves as an order and tracking number for the dealer, the customer and American Quantum Cycles' production plant. This also allows everyone to monitor the progress of the production of product. The CycleDesign CD-based software was installed in selected Dealers early in the fiscal year and was used successfully as selling tool. American Quantum initiated a project during the second Quarter of the fiscal year to transport the software and art files to an Internet implementation. The goal was for all consumers to be able to access the CycleDesign software from their homes or offices via the Internet without having to go to an American Quantum Dealer. It has been a substantial technical challenge to provide the same feature and functions, an equivalent graphic quality and speed of response over the Internet as had been achieved on the CD-ROM. The Internet version of CycleDesign has been completed, is in final test (as of August 14, 2000) and is expected to be launched by early September 2000.

Once CycleDesign is available on American Quantum's website, an aggressive Internet advertising campaign will be launched. This advertising campaign will utilize opt-in, targeted email advertising and rich media promotional material. This is anticipated to drive a large volume of Internet traffic to the Quantum website and corresponding foot traffic to the Quantum Dealers. The website will support e-commerce and will allow a consumer to completely specificy their Quantum Motorcycle and process a downpayment (e.g. 10%) via their credit card over the Internet. The order will be emailed to the nearest Dealer (or the Dealer of the consumer's choice) and the Dealer will handle the remainder of the retail financing.

American Quantum has also invested in the development of another e-commerce website in FY00. This website is designed to be a complete lifestyle portal for the motorcycle rider and will focus on selling motorcycle parts and accessories. Because of the magnitude of the development effort, this e-commerce website is not expected to be launched until late FY01.

American Quantum believes it has been the leader in the motorcycle industry in the innovative use of software for sales purposes. American Quantum believes adding the CycleDesign software and e-commerce to their website will maintain this leadership position in the motorcycle industry.


Marketing

American Quantum minimized expenditures in broad-based advertising in this fiscal year because of large order backlogs. Marketing focused on celebrity endorsements and promotions and national and regional motorcycle rallies and shows. American Quantum signed promotional contracts with a number of professional racecar drivers including A.J. Foyt and Kenny Brack. A.J. Foyt is the legendary winner of four Indianapolis 500 races and Kenny Brack is the winner of the first IRL (Indy Racing League) Championship and the 1999 Indianapolis 500 Race. A.J. Foyt and Kenny Brack have promoted American Quantum products in a number of testimonials and were featured in the video used to support the $8.5 million public secondary offering in September of 1999.

American Quantum was the beneficiary of other celebrity involvement with our product line. We presented Jay Leno with one of our bikes and the event was featured on the cover of Hot Bike magazine including a multi-page article with pictures of Mr. Leno riding our motorcycle. Leno is a well-known car and motorcycle collector and aficionado. Ric Smits, starting center for the NBA Eastern Champion Indianapolis Pacers purchased one of our bikes and used it in promoting the opening of his restaurant/bar.


American Quantum continued to participate in the major motorcycle shows and rallies with booths, tents and prominent displays of our product line throughout the fiscal year. We were well represented at Sturgis, Laughlin, Indy and Daytona Beach (both bike week and BikeToberfest). American Quantum also participated in a number of regional shows in support of Dealers in the region. Regional shows included Myrtle Beach, Atlanta, Houston, Indianapolis, Corpus Christi, Ft. Lauderdale and Pensacola.

American Quantum continued to be the recipient of free press coverage including a number of magazine and newspaper articles. Hot Bike featured Jay Leno riding our motorcycle in a number of pictures in a multi-page article with another picture of Leno on the cover. We were covered twice by Florida Today during the fiscal year.

American Quantum also established a number of joint marketing relationships. We announced a joint marketing relationship with Decoma International of Troy, Michigan. Decoma is a leading OE exterior automotive manufacturing company. Decoma matched American Quantum with its GMC GMT 800 truck. The GMT 800 is a four-wheel drive, short bed truck featuring GMC's Vortex V-8 engine. We produced a custom-painted Liberty cruiser using the GMT 800 color scheme and were featured with the truck in the Avery Dension booth at the annual SEMA (Specialty Equipment Marketing Association) show in Las Vegas. The SEMA show is consumer oriented and focuses on leisure and work vehicles and drew 175,000 over one weekend. The custom painted Liberty has been touring the country with the GMT 800 over the past six months.

In anticipation of production capacity catching up with back order demand in FY'01, we have been carrying an extensive marketing analysis and research. Cross-media studies were carried out to determine which media provided the best coverage for our target demographics for the dollar. Radio, Cable TV, billboards, movie screens and a variety of Internet advertising techniques were compared in three major market areas - New York City/Long Island, Houston and Tampa Bay/St. Petersburg. Detailed bids were received for targeted email campaigns featuring video clips and animated graphics delivered over the Internet. Demographically targeted advertising campaigns will be launched in FY'01 with an emphasis on Internet advertising.


Distribution and Sales

American Quantum Cycles' distribution channels will typically consist of independently owned full-service dealerships that we will sell to directly. We will also sell directly to consumers through various media, including the Internet, but will pass all sales through the nearest Dealer. All of our dealers will carry American Quantum Cycles' replacement parts and aftermarket accessories and perform servicing of our motorcycle products.

American Quantum increased their Distribution network from 28 Dealers at the end of FY99 to 65 by the end of FY00. We did have some turnover in Dealers as some of those who had originally been signed up were not able to fulfill their minimum requirements and some left as a result of frustration over not being able to receive motorcycles on a short turn around basis. The 65 number at the end of the year is net of those added and subtracted. Overall, Dealer morale was maintained at a high level, largely as a result of the enthusiasm over the two new products, the Touring model and the 96 cubic inch engine. The Touring model in particular gave our Dealers a motorcycle with little direct competition in the industry. The 96 cubic inch V-Twin engine with our patented 4-Valve head is unique for an American-made motorcycle. These new products have allowed American Quantum to improve the general quality of their Dealerships. The typical Quantum Dealer is now larger in annual sales and showroom floor space and generally located in a higher traffic area that those of a year ago.

American Quantum Cycles signed a four-state distributorship Agreement with Action Motorcycle Distributing Company, LLC of Detroit, Michigan in March of 2000. Principles of Action Motorcycle Distributing Company, LLC have owned and managed three Harley-Davidson Dealerships in Michigan (Howel, Brighton and Westland) from 1978 - 1997. The Agreement gives Action Motorcycle Distributing Company, LLC an exclusive distributorship for the four states of Michigan, Illinois, Indiana and Ohio in exchange for buying annual minimums of motorcycles and providing services to American Quantum Dealers in the region. The five-year Agreement calls for Action Motorcycle Distributing Company, LLC to purchase a minimum (or the Distributor loses the exclusive Agreement) of 200 motorcycles in the first year of operation, 350 in the second, 500 in the third, 600 in the fourth and 700 in fifth. The Agreement can be renewed for another five-year term. By selling an equal mix of cruiser and touring motorcycles into the four-state region, this Agreement represents a potential of a $43 million in revenues to American Quantum Cycles over the five-year period. Action Motorcycle had received 27 motorcycles under the terms of the Agreement by July 31, 2000 and had a weekly standing order that American Quantum was fulfilling.

American Quantum's distribution channel is in excellent shape entering FY2001 starting with the 65 Dealers, the Distribution Agreement and a rate of adding new Dealers at approximately one per week. The distribution channel is fully prepared to handle the retail selling of the targeted 1200 motorcycles for FY01.


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

In addition to the perpetual Feuling patent license, management believes that a number of elements of the Liberty series of motorcycle design have the potential to receive patents. We will also actively license and/or purchase additional intellectual property rights to improve the market competitiveness of our product line. American Quantum has been in active negotiations to acquire motorcycle trademark, copyright and other intellectual property through a business acquisition since the end of FY00 (April 2000). It is anticipated that the acquisition Agreement could be completed and executed and announced before the end of August 2000. Once executed, this Acquisition will provide the intellectual property and management team that will greatly strengthen American Quantum's ability to create strong brand identity and numerous licensing opportunities.

We are not aware of any claims of infringement against American Quantum Cycles and we have not been involved in any court proceedings regarding our intellectual property rights.



Competition

As of December 31, 1999, Harley Davidson, Honda, Suzuki, Kawasaki, and Yamaha had the largest market share of the U.S. heavyweight motorcycle market. Our primary competitor in the U.S. heavyweight market is expected to be Harley Davidson (which, in 1996, had a market share of 48% of new U.S. and 7% of European heavyweight motorcycle registrations) according to Harley Davidson's Annual Report. Harley Davidson is the only significant American heavyweight cruiser and touring motorcycle manufacturer since 1953. Several of the major foreign manufacturers compete against Harley Davidson in the domestic market by selling motorcycles with a "nostalgic" American design.

The effect of the motorcycle-buying boom on the industry has been profound. Harley-Davidson has not only accomplished record earnings and share price growth, but has seen demand outstrip production capacity for many of its models. The result has been long delays (3-9 months) in consumers receiving certain Harley Davidson models and general price escalation.

A number of new companies recognized the unfulfilled demand left by Harley Davidson and sought to fill the void. This included modestly (less than $20 million) funded startups, both public (American Quantum Cycles, Ultra and Titan) and private (Big Dog, American Iron Horse and American Eagle) along with massively ($100 million or more) funded startups (Excelsior Henderson, Indian and the Victory Division of Polaris). The industry now includes roughly ten entrants who have been in business for 2 - 4 years. All of these companies produce products that compete more or less directly with American Quantum. However, most of them use the same third party engine, a 2-Valve V-Twin built by S&S Engines. Only Excelsior Henderson and Polaris have created their own proprietary engines. Excelsior Henderson has filed Chapter 11 and is not delivering product at this time (August 14, 2000). The Polaris product is not customizable and is a low-cost, entry-level product which we believe does not effectively compete directly with the products from American Quantum Cycles. Consequently, American Quantum has significant product differentiators from its direct competitors including Harley Davidson (which still uses strictly 2-Valve engines).

The market for new and customized motorcycles is extremely competitive. We believe that our ability to compete successfully depends on a number of factors:

             (1) Design and development of high performance and quality motorcycles

             (2) Market presence and strong brand identity;

             (3) Timely delivery of made-to-order motorcycles;

             (4) The pricing policies of our competitors and suppliers;

             (5) The timing and introduction of new products and services by
                 American Quantum Cycles and others;

             (6) Available operating capital to place large, multi-month parts orders to insure the continual and timely delivery of parts;

             (7) Delivery of parts from suppliers that meet acceptable quality standards;

             (8) Our ability to support existing and emerging industry
                 standards; and

             (9) Industry and general economic trends.

We cannot guarantee that American Quantum Cycles will be able to successfully compete with others in the business of manufacturing and marketing customized motorcycles or motorcycles in general.



GOVERNMENT REGULATIONS

Commercial sales of our motorcycles depend upon compliance with certain government regulations and American Quantum Cycles is designing motorcycles to comply with all such regulations. Both federal and state authorities have various environmental control requirements relating to air, water and noise pollution, which affect our business and operations. In particular, our motorcycles are subject to the emissions and noise standards of the U.S. Environmental Protection Agency and the more stringent emissions standards of the State of California Air Resources Board "CARB". The 4-VALVE engine has received Environmental Protection Agency certification in all 49 states (except California). The proprietary exhaust system on the American Quantum Cycle was designed to provide an attractive sound while complying with DOT noise standards. Testing of our engines to meet CARB standards has been postponed until the new 96 cubic inch engine is ready. We expect CARB testing for the 96 cubic inch engine will start in the Fall of 2000. We cannot guarantee that our motorcycles will meet these emission standards. Preliminary results show that the Liberty and its associated 4-VALVE (Registered) engine will pass all CARB requirements. American Quantum Cycles motorcycles are also subject to the National Traffic and Motor Vehicle Safety Act of the National Highway Traffic Safety Administration.

The State of Florida requires that we be licensed as a manufacturer of motor vehicles. Each of our dealers must be licensed as a motor vehicle dealer in the jurisdictions where the businesses are located.


Employees

We currently (as of August 14, 2000) have 81 full-time employees. Of these, 11 are in management and administration, 10 are in engineering and design, 42 are in production and manufacturing, 10 are in procurement and inventory management, 5 are in marketing and sales and 3 are in quality assurance. We have a number of part and full-time consultants in the areas of management, engineering drawing maintenance, advertising artwork and website maintenance. The Table below summarizes the changes in employee count by functional department between the end of FY99 and August 14, 2000.

--------------------------- ---------------------- ----------------------- -------------------- ----------------------
  Functional Department        Headcount As of      Headcount As of Aug        Difference        Percent Difference
                                April 30 1999             14 2000
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Executive/Admin                      16                      11                    -5                   -31%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Engineering                           5                      10                    +5                   100%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Marketing/Sales                       6                      5                     -1                   -17%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Procurement and Inventory             5                      10                    +5                   100%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Production                           13                      42                    +29                  223%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Quality Assurance                     1                      3                     +2                   200%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------
Total                                44                      81                    +37                   76%
--------------------------- ---------------------- ----------------------- -------------------- ----------------------

The employee headcount has been increased overall by 76% with a focus in production (223%), procurement and inventory management (100%) and quality assurance (200%). A significant increase has also been accomplished in engineering and product design with additions in senior motorcycle engineering and design positions. The large order backlog that was maintained throughout the fiscal year did not justify staff additions to marketing and sales. However, in FY01, it is anticipated that marketing and sales will be increased to support Internet advertising with a goal to increase retail demand for our products.

ITEM 2.           DESCRIPTION OF PROPERTY
                  -----------------------

We currently lease approximately 20,000 square feet of warehouse and production space and an additional 6,016 square feet of office space, for a total of approximately 26,016 square feet which is adequately suited for the purpose of assembling our motorcycles, at 711-731 Washburn Road, Melbourne, Florida 32934. The current monthly rental amount is $6,189 including Florida sales tax. Additionally we rent a 1,000 square foot auxiliary space for paint touchup and repair and a 1,200 square foot storage space for slow moving and non-compliant parts. American Quantum has exclusive access to two 20,000 square foot facilities as part of the State of Florida program through Wackenhut. The second building is expected to be occupied and operational within 9 - 12 months. All required insurance coverage is maintained and periodically audited by our insurance company, Davis Baldwin 4600 West Cypress Street, Suite 200 Tampa, Florida 33607.

The lease on the Melbourne property began on May 1, 1997 and continues through April 2002, with an additional three-year option for renewal at our option. If we elect to renew our lease, the annual rental will be adjusted by an additional 5% per year, with a four-year lease and an option to vacate after two years with six months notice.

ITEM 3   LEGAL PROCEEDINGS
         -----------------

A lawsuit had been entered in the State of Maryland against the Company by Anchor Capital for repayment of monies from a Line of Credit and fulfillment on registration of stock incentives. All principal and interest have been repaid to Anchor Capital as of January 2000. A settlement has been negotiated and is expected to be executed in August 2000. All court proceedings have been stayed as a result of the pending settlement. A non-material settlement and resolution is expected by the management of American Quantum Cycles before the end of September 2000.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
         --------------------------------------------------------

No items were submitted for security shareholder vote during FY00.

PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS
                  ---------------------------------------------------------

As of April 30, 2000, there were approximately 261 shareholders of record of our common stock. Our common stock is currently listed for trading on the American Stock Exchange under the symbol "AFV". The following table sets forth, the high and low bid prices for our common stock as reported by the American Stock Exchange since May 1, 1999.

                                                        Common Stock
                                                        ------------
                                                High                    Low
                                                ----                    ---
May 1, 1999 - July 30, 1999                      5.52                  2.48
Aug 1, 1999 - Oct 31, 1999                       3.875                 2.69
Nov 1, 1999 - Jan 31, 2000                       2.625                 1.31
Feb 1, 2000 - Apr 30, 2000                       3.00                  1.625

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


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
                  ----------------------------------------------------------

Plan of Operation

American Quantum Cycles has made significant investments in plant and equipment throughout FY00 and increased staff substantially (+76%). American Quantum has accomplished plant production capacity to achieve most of its FY01 production goal of 1200 motorcycles. Additional investment in equipment will be required to increase production capacity from the present (August 14, 2000) 100 per month to the 200 per month required to meet the FY01 objectives. This investment will be significantly less than that made in FY00. Additional investment in equipment will be required to bring the Wackenhut facility into full operation. This is a key to accomplish the targeted reduction in cost-of-goods. Investment in the plant includes manufacturing equipment, material-handling equipment along with computer hardware and software (enterprise resource planning software including integration with our dealer oriented Intranet). During this same period, our headcount (number of full time employees) is projected to increase from 81 to slightly over 100. Most of the increase in headcount will be in marketing/sales, production and procurement/inventory management.

Production increases will be implemented through refinement of the material flow from procurement through quality inspection and into parts kitting by inventory personnel for efficient delivery to the final assembly line. The total monthly production is projected to increase from 50 motorcycles in August to 200 motorcycles per month by December 2000.

American Quantum Cycles has also invested in the development of two new product lines for our 2001 model year (released to the market in Fall of 2000): a HardTail cruiser and a ProStreet cruiser. The modern hard tail is the best selling bike for every company that produces one. The Hard Tail will be targeted at the entry-level rider, or riders that currently own a large touring bike and want a small, agile hot-rod for cruising around town. Ours will sport a very compact chassis, produced using large diameter tubing for a heavy, tough, industrial look. Wheels will be 21 inches up front and a fat 18-inch tire in the rear. The Hardtail will give American Quantum an entry-level model that supports lower pricing and broadens the appeal to the younger demographic market.

The ProStreet is a stylish, racy version of the Cruiser that fills an empty market niche that today is only supplied by small custom motorcycle makers and high prices. A ProStreet Cruiser is low and long, with 18 inch wheels and a monster back tire, a stretched out riding position due to a stretched frame, and one piece fuel tank. At the present time, if a customer wanted a ProStreet they would have to build it themselves or contract with an expensive custom bike builder. The American Quantum ProStreet, when introduced in October 2000, is expected to be the first production Pro Street in the motorcycle market.

American Quantum has also invested in developing additional accessories for its popular Touring motorcycle. Such accessories will include a wider choice of windshields, a wider choice of "two-up" seats with back rests for the second rider, a half-fairing, a third saddlebag that would attach to a seat rest (or "sissybar") and an active cruise-control system.

Management believes that our 4-Valve engine design is one of the industry leaders in high torque at low and mid-range speeds. This torque gives riders excellent acceleration for increasing speed to merge into highway traffic from on-ramps and passing trucks safely. American Quantum will continue its active motorcycle engine research and development program and intends to launch a fuel injection development project in the second Quarter of FY01.

American Quantum will launch a marketing and advertising campaign in the second Quarter of FY01 with a focus on direct marketing in Dealer tradezones. Direct marketing techniques such as direct mail and telesales will be used, but the primary emphasis will be on Internet advertising through targeted email. This retail focused advertising campaign is expected to generate the consumer demand that will buy the products produced by the increased production capacity.

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

American Quantum Cycles sustained losses during the fiscal year ended April 30, 1999 in the amount of $6,786,791. These losses include $5,706,840 in general and administrative activities, representing training and development of personnel and process as necessary in a development stage operation, and $1,079,951 in accrued interest expense.

Revenues in the fiscal year ended April 30, 2000 of $2,501,208 resulted from the sale of one hundred and forty six (146) motorcycles. Cost of goods of $2,415,716 produced a gross profit of $85,284. Operating expenses of $3,501,620 produced an operating loss of ($3,416,128). All three of these financial metrics reflected significant improvements over the prior fiscal year (FY99): revenue improved by $1.53 million ($2.501 million for FY00 vs. $.976 million for FY99) or an improvement of 156%; operating expenses were reduced by $1.64 million ($3.502 million for FY00 vs. $5.145 million for FY99) or an reduction of 32%; and operating losses were reduced by $2.29 million ($3.416 million for FY00 vs. $5.709 million for FY99) or an improvement in reducing operating losses by 40%.

Production of motorcycles and corresponding sales for FY00 were below levels anticipated at the beginning of the fiscal year as a result of three factors. One, parts shortages due to out-of-stock situations and large levels of parts rejections due to unacceptable quality. Two, parts shortages due to intermittent tight cash periods that prevented the ordering of parts in sufficiently large lot sizes or pre-ordering for multi-month periods. Three, conversion of the plant to accommodate new products (Touring motorcycle and 96 cubic inch engine) and to accommodate a plant layout incorporating a second final assembly line.

Investor notes issued for operating capital prior to the filing for a Public Secondary offering (September 1999) agreed to convert debt to equity at the public offering share price plus warrant incentives at the offering price. The discount from the face amount plus the market value of incentives has been recorded as interest expense. This has resulted in an interest expense of $9,900,000 for FY'00. A net interest expense (including interest income of $68,556) of ($9,831,444) combined with the ordinary income loss produces a net loss after taxes, depreciation and interest of ($12,731,274).

We began the year with 28 Dealers and closed the fiscal year with 65 Dealers in 34 states. Each Dealer signs an Agreement committing them to buy a minimum of 10 motorcycles the first year, 20 the second and 30 for each year thereafter. American Quantum's backorder from our Dealers was for 504 motorcycles and carries a value of $9,348,885.

In order to successfully deliver the 504 motorcycles, which have been ordered by the dealers, American Quantum Cycles will need to improve the facilities, refine production processes, add to production staff, and insure continued and smooth flow of proper parts and implement effective quality controls. There is no guarantee that the management team will be able to implement this required production increase in the 3-6 month time frame necessary for timely delivery of motorcycles against outstanding orders. Risks that could prevent successful delivery of 504 motorcycles include:

     o Not recruiting adequate production staff,
     o Insufficient training of production staff,
     o Not ordering parts on time,
     o Not ordering correct parts,
     o Suppliers delivering parts of unacceptable quality,
     o Suppliers not delivering parts on a timely basis,
     o Not being able to devise efficient assembly procedures, jigs, fixtures and tools and
     o To manage production staff to operate at an acceptable level of energy, efficiency and productivity

Consequently, there is no guarantee that we will be successful in producing the motorcycles that have been ordered.

Liquidity and Capital Resources

American Quantum Cycles has been investing heavily in plant, equipment and parts inventory. As part of its funding and financing during FY00, American Quantum Cycles issued a number of notes and secured two lines of credit are expected to be paid back during FY01 and are presently carried on the balance sheet (as of April 30, 2000) as current liabilities. American Quantum's note program offered 8 - 10% interest with premiums depending upon the amount loaned and the length of term of the loan. Lengths of terms of notes issued have varied from 60 to 180 days. As of April 30, 2000, American Quantum was carrying $1,800,000 in unpaid notes from 23 individuals or entities resulting from this program.

During the fiscal year, American Quantum signed a secured line of credit for $750,000 with Goodbody International for the procurement of motorcycle parts. Draws on the line of credit are based on purchase orders from Dealers. Principal and interest are to be paid from funds received from the sale of motorcycles. The Goodbody line of credit was drawn down upon in full and then partially repaid with interest during FY00. As of April 30 2000, $341,360 was still owed on this line of credit. Additionally, a $1,500,000 line of credit was issued from Zannet Capital of New York, NY and drawn down completely during FY00.

The proceeds from American Quantum Cycles notes and lines of credit have been used for product development in the amount of $194,365 and investment in inventory, equipment, licenses and intellectual rights in the amount of $1,837,000 during the fiscal year ended April 30, 2000. The remaining funds raised were used to supply working capital for American Quantum Cycles operations to date.

Year 2000 Disclosure

American Quantum Cycles has experienced no problems as of August 14, 2000 with any Y2K software issues.

ITEM 7.           CONSOLIDATED FINANCIAL STATEMENTS
                  ---------------------------------

                  The financial statements are included under Item 13(a) of this Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                  ------------------------------------------------

                  Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT
                  ------------------------------------------------------------

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

Executive Officers and Directors

           Name                                       Age          Position
           ----                                       ---          --------
Richard K. Hagen.............................        42            Chief Executive Officer, Chief Financial
                                                                   Officer, President, and Chairman of the
                                                                   Board and Director
Barbara Connors..............................        50            Director
John DelMonte................................        42            Director
A.J. Foyt....................................        55            Director
Gary W. Irving.................................      57            Executive Vice President, Chief
                                                                   Operating  Officer and Director
Jeffrey  Starke..............................        44            Vice President and Director
Frank Aliano.................................        40            Vice President
Dean Obey....................................        56            Vice President
Mike McCusker................................        38            Vice President
Michael Smith................................        50            Vice President
Steve Raith..................................        36            Vice President
Robert L. Guess..............................        38            Vice President and Secretary
Keith Ruxton.................................        45            Chief Technology Officer
Linda Condon.................................        51            Director of Finance and Treasurer

Richard Hagen

Mr. Hagen has been Chairman and CEO of American Quantum Cycles since May 1998. From 1990 through 1995, Mr. Hagen was Vice President and the Operating Officer/Corporate General Manager of Syscon Services, Inc., a subsidiary of a Fortune 250 Company. Syscon Services provided information, telecommunication and engineering services to the Federal Government and commercial clients in the manufacturing, aerospace and health care industries. Mr. Hagen established joint ventures to provide engineering and technology services to Government Agencies such as NASA, Health Care Finance Agency (HCFA) and others. He managed a multitude of high technology projects and facilities for the Department of Defense (DOD), NASA, FAA, Department of Justice (DOJ), Department of Education
(DOE) and several Aerospace and manufacturing companies. A key example is the management of a NASA research facility focused on aerospace systems simulation and virtual reality technology development. Mr. Hagen led activity in technology ventures, mergers and acquisitions and successfully grew the Corporation by 150%, increased operating profit margin by 75% and developed new business valued at $175 million.

From 1987 to 1990, Mr. Hagen was Executive Director at Litton/PRC and was responsible for directing strategic business development in the information and telecommunications markets. PRC was a $700 million systems integration firm and a wholly owned Subsidiary of Black and Decker (Fortune 100) in their information and electronics sector. Mr. Hagen led the development of a joint venture partnership with leaders in the computer hardware and software industries:
Digital Equipment Corporation, KODAK, Xerox and Oracle. Prior to the aforementioned position, Mr. Hagen was assigned as Division Manager with P&L and growth responsibilities for one their five Operating Divisions. From 1983 to 1987, Mr. Hagen progressed rapidly from an Engineer to an Operations Center Director (P&L) position at Syscon Corporation.

Mr. Hagen is a graduate of the U.S. Naval Academy (1981) and served in the U.S. Marine Corp.

Barbara Connors

Ms. Connors joined the Board of Directors in September of 1999. Ms. Connors is the President of Bell Atlantic Federal Systems. Prior to that Ms. Connors was Treasurer for Bell Atlantic Corporation. Ms. Connors has over 25 years experience in public corporate management including senior finance staff and P&L positions.

John DelMonte

Mr. DelMonte joined the Board of Directors in September of 1999. Mr. DelMonte is a co-owner and the Operating Officer for MacEnroe Data Systems, a systems integration and telecommunications company.

A.J. Foyt

A.J. Foyt joined the Board of Directors in October of 1999. A.J. Foyt, the only four-time winner of the Indianapolis 500, is also the owner of the Power Team car that won the 1998 Indy Race League and the 1999 Indianapolis 500 with driver Kenny Brack.

In addition to joining the Board, Foyt has continued his National Master Distributor role with American Quantum Cycles. Foyt will be promoting American Quantum products Nationally including participating in commercials, speaking engagements and other venues, as well as working to increase dealership sales and consumer awareness of American Quantum products.

Gary W. Irving

Mr. Irving has served as Chief Operating Officer of the Company since October 1, 1998. At American Quantum, Mr. Irving has lead the development of the CycleDesign Internet software package. Prior to joining American Quantum Cycles, Mr. Irving was Vice President and General Manager for Strategic Product Management at Litton Enterprise Solutions, a $1 billion subsidiary of Litton Industries (NYSE: LIT) an aerospace design and commercial electronics company. At Litton Enterprise Solutions, Mr. Irving established their e-commerce business unit with the development of the first e-commerce system in the truck parts aftermarket.

Prior to Litton Enterprise Solutions, Mr. Irving provided Internet/Extranet and business development consulting services. His clients included SAIC where he supported the Network Solutions IPO and developed a business plan and architecture for high speed Internet access over Cable TV fiber plants. Other Clients included Litton/PRC and Northrop-Grumman where he developed strategic marketing plans for the participation of those companies in the emerging Internet/e-commerce marketplace.

As Vice President for Engineering at Image Storage/Retrieval Systems, Mr. Irving was awarded a patent in CD-ROM search and retrieval and applied CD-ROM technology to develop the first electronic parts catalog in the heavyweight truck market (installed in all Mack Trucks Dealerships in North America). Mr. Irving has designed Dealer Computer Systems for Chrysler and factory floor automation systems for Ford, John Deere and Philip Morris.

Mr. Irving has a BS in Engineering from UCLA (1966) and MS in Systems Engineering from the U. of Arizona (1968). In 1976, Mr. Irving completed the course requirements and passed the written and oral exams for a Ph.D. in Systems Engineering from UCLA.

Jeffrey Starke

The Company has employed Jeff Starke since May 1997, initially as the Director of Engineering, Manufacturing, and Design then Vice President for Research and Development. Mr. Starke has been on the Board of Directors since May of 1997. Mr. Starke was a Vice President of American Motor Works, Inc., which designed and manufactured motorcycles and has served as a Director of American Motor Works, Inc., since January 1995. From March 1992 to January 1995, Mr. Starke was Vice President of Harley Motor Works, which repaired and sold Harley Davidson motorcycles and motorcycle parts.

Frank Aliano

Frank L. Aliano has served as the Company's Vice President for Product Development since May 15,1998 and brings 30 years of Experience in the mechanic, machinist and manufacturing fields in a variety of products including motorcycle and heavy equipment. Most recently he was Vice President of Engineering and Product Development for Big Dog Motorcycles which he helped build as a co-founder. January 1992- October 1993, was the owner/operator of A&A Performance, Wichita, KS, which Fabricated custom Harley Davidson Motorcycles. From January 1992- January 1980 was the owner/ operator of Double Services, Phoenix, AZ that customized and serviced Harley Davidson motorcycles. During 1971-1972 Frank was employed at Hartford Harley Davidson as a Mechanic, his responsibilities included servicing and rebuilding Harley Davidson Motorcycles. He also brings to the Company 10 years of racing experience with a variety of motorcycles, and several of his own bikes have received recognition in motorcycle shows and magazines. A native of Connecticut, he attended the University of Hartford.

Dean Obey

Dean Obey is the Vice President for Production at American Quantum Cycles. Mr. Obey has over 25 years of experience in manufacturing management, most recently as Plant Manager of 450 employees for Outboard Marine Corporation (1996 - 1999). Dean was promoted from Manager of Strategic Sourcing to Plant Manager after accomplishing significant savings in the cost-of-goods for a number of Outboard Marines products which include Evinrude and Johnson outboard motors and multiple boat brands such as Chris Craft, Four Winns, Stratos and others. From 1990 through 1996, Mr. Obey rose from Manager of Manufacturing Engineering to Director of Manufacturing at Rotorex, a manufacturer of high precision rotary compressors for industrial air conditioners. From 1981 through 1990, Mr. Obey was Manager of Manufacturing Engineering for Stihl, a German owned Company that is the largest manufacturer of chain saws in the world. From 1974 through 1981, Mr. Obey was the Tooling Coordinator for the Outboard Marine Corporation where he redesigned a number of manufacturing procedures dramatically increasing the throughput for one of their product lines. Mr. Obey has a Degree in Fluid Power Technology from Gateway Technical College and was a paratrooper in the US Army.

Michael Smith

Michael Smith has served as the Company's Vice President for Dealer Relations and Customer Support Manager since February 22, 1998. From March 1997 to February 1998, Mr. Smith was a consultant for Carl's Speed Shop in Daytona Beach, Florida. Mike was responsible for the marketing for Carl's Cycle Mall, a new concept in the motorcycle industry that has enjoyed tremendous success. Between March 1996 and March 1997 Mr. Smith was a retail sales consultant with Arlen Ness Enterprises, Inc., a producer and marketer of motorcycle apparel and accessories located in California. From February 1995 to March 1996, Mr. Smith served as the Customer Relations Manager for Stone Ridge Motors, an automobile dealership in San Francisco, CA. From January 1993 to February 1995, Mr. Smith was a sales and leasing consultant with the Ford Motor Company dealership in Dublin, California.

Steve Raith

Steven Raith is the Vice President for Engineering at American Quantum Cycles. Steve has 19 years of professional experience in manufacturing management and quality control. Steve has pursued a degree in mechanical engineering at the Milwaukee School of Engineering, is an ASQC certified Quality Engineer (CQE - since 1984) and was selected by the State of Wisconsin as a lead auditor for the Baldridge Quality award evaluation process.

Mr. Raith worked at General Automotive, a manufacturer of fuel injectors for the heavy equipment industry, from 1996 to 1999. Mr. Raith's last position was that of Plant Manager for over 295 employees with annual sales of $65 million. From 1994 - 1996, Mr. Raith was the Quality Assurance Manager at Ariens Corporation, a manufacturer of 4-stroke powered lawn tractors, lawn mowers and snowblowers where he implemented an ISO 9001 program with TQM criteria. From 1991 through 1994, Mr. Raith was Quality Control Manager for Poulan/Weedeater Corporation and Echo Incorporated, a manufacturer of 2-stroke chain saws, chippers, shredders and water pumps. From 1980 through 1991, Mr. Raith was a Senior Quality Technician at the Outboard Marine Corporation, a manufacturer of 2 and 4-stroke outboard boat motors. Mr. Raith's extensive experience in applying state-of-the-art quality assurance methods to engine manufacturing has and will be a key to American Quantum's success in producing the highest quality motorcycles and engines.

Mike Cunningham

Mike has worked in the motorcycle industry for 28 years. After graduating from Wofford College in 1976 with a BA he and his family opened a franchise dealership in Fayetteville, N.C. With Mike as GM from 1976 to 1997 Cunningham Cycle World and Easyriders of Fayetteville achieved many accolades including 1st runner up in the Dealernews Top 100 and Best Use of Space for his Easyriders store. His stores have been featured in Dealernews, Motorcycle Industry News, Motorcycle Product News, and regional business publications. During his 21 years as a dealer, Mike served as President of the North Carolina Motorcycle Dealers Association, and as a representative on several OEM dealer councils. Prior to selling his dealerships he managed over 30 employees in a 28,000 square foot state of the art facility. Mike sold his dealerships in 1997 and became the Director of Operations for Easyriders Inc. During his tenure at Easyriders he provided support and training to Easyriders Franchises throughout the country.

Robert L. Guess

Robert L. Guess has served as our Vice President since November 1, 1997, as our President from May 1997 to November 1, 1997, a member of the Board of Directors since July 1997 and Secretary since February 1999. From December 1996 to May 1997, Mr. Guess served as consultant to Messrs. Cheal and Starke the co-founders of American Quantum Cycles, in connection with the development and implementation of the business plan of American Quantum Cycles. From March 1996 to December 1996, Mr. Guess was the owner of Team Enterprise Miami, Inc., a direct product marketing company. From July 1995 to March 1996, Mr. Guess was the Southeast District Manager of marketing of Toast of the Town, Inc. a direct product marketing company. From March 1980 through September 1994, Mr. Guess served as an Officer in the United States Navy.

Keith Ruxton

Mr. Keith Ruxton is the Chief Technology Officer and is the project manager of a number of key engineering projects, particularly those involving engine design and drivetrain engineering.

Prior to joining American Quantum Cycles, Keith Ruxton was the Technical Director at Chrome Specialties, Inc. and was responsible for motorcycle parts engineering, technology and quality assessment. Earlier in his career, Mr. Ruxton was the Crew Chief and Senior Design Engineer for the Easyriders Streamliner motorcycle, which set the world's motorcycle land speed record at
322.15 mph, a record that still stands today, almost ten years later. Mr. Ruxton has 33 years of experience in the motorcycle industry designing, building, racing and testing motorcycles and motorcycle parts.

Linda Condon

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

At present, there is no pending litigation or proceeding involving our Directors, Officers, employees, or other agents. Insofar as indemnification for liability arising under the Securities Act of 1933, as amended may be permitted to Directors, Officers, and controlling persons, we are aware that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 as amended and is unenforceable.


ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

Employment Agreements

Richard K. Hagen, Chief Executive Officer, President, Chief financial Officer and Chairman of the Board and Director. Pursuant to an employment agreement between American Quantum Cycles, Inc. and Mr. Hagen, Mr. Hagen receives an annual base salary of $200,000.

Robert L. Guess, Vice President and Secretary. Pursuant to a verbal agreement between Mr. Guess and AQC, Mr. Guess receives an annual base salary of $75,000. As additional compensation, Mr. Guess also received 6,250 shares of common stock.

Michael Smith, Vice President of Sales. Pursuant to a verbal employment agreement between American Quantum Cycles, Inc. and Mr. Smith, Mr. Smith receives an annual base salary of $80,000. As additional compensation, Mr. Smith has received 2,500 shares of common stock.

Jeffrey Starke, Vice President and Director. Pursuant to a employment agreement between Mr. Starke and American Quantum Cycles, Inc. Mr. Starke receives an annual base salary of $85,000.

Gary W. Irving, Chief Operating Officer and Director. Pursuant to an employment agreement between Mr. Irving and American Quantum Cycles, Inc., in his capacity as Chief Operating Officer, Mr. Irving receives an annual base salary of $175,000.

Frank Aliano, Vice President of Engineering and Production. Pursuant to a verbal agreement between Mr. Aliano and American Quantum Cycles, Inc. Mr. Aliano receives an annual base salary of $90,000. As additional compensation, Mr. Aliano also received 6,250 shares of common stock, with performance incentives of 6,250 options each year for the subsequent three years.

Linda Condon, Director of Finance and Treasurer. Pursuant to verbal employment agreement between Ms. Condon and American Quantum Cycles, Inc. Ms. Condon receives an annual base salary of $60,000. As additional compensation, Ms. Condon has received 873 shares of common stock.


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

All plan options are non-assignable and nontransferable, except by will or by the laws of descent and distribution. If we terminate an employee's employment for any reason (other than his death or disability or termination for cause), or if an optionee is not an employee of American Quantum Cycles but is a member of our Board of Directors and his service as a Director is terminated for any reason (other than death or disability), the plan option will lapse on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the plan option will lapse on the earlier of the expiration date of the plan option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986, the plan option will lapse on the earlier of the expiration date of the option or one year following the date of such disability.

The plan will terminate 10 years from the date of the plan's adoption. Any such termination of the plan will not affect the validity of any plan options previously granted.

As of August 14, 2000, we granted an aggregate of 50,000 incentive options all of which have vested and an aggregate of 645,000 non-qualified options. We also granted 311,250 outside of the plan.


Summary Compensation Table

The following table sets forth information relating to the compensation we paid during the past two fiscal years to: (1) President and Chief Executive Officer; and (2) each of our Executive Officers who earned more than $100,000 during the fiscal year ended April 30, 2000 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                   Long-Term Compensation
                                              -------------------                   ----------------------

                                                                                Awards                   Payouts
                                                                                ------                   -------
                                                                                        Securities
                                                                Other                     Under-
                                                                Annual     Restricted      Lying               Other
                                                                Compen-      Stock       Options/     LTIP    Compen-
    Name and Principal                                          sation       Award(s)      SARs     Payouts    sation
         Position             FY        Salary        Bonus     ($)          ($)          (#)        ($)        ($)
         --------             --        ------        -----     ---          ---          ---        ---        ---
Richard Hagen                 FY00        $200,000(2)   $-0-        $-0-        $-0-       -0-        $-0-     $-0-
Chief Executive Officer
and Chairman of the Board(1)
----------------------------


Gary Irving                   FY00      $175,000(2)     $-0-         $-0-       $-0-       -0-        $-0-     $-0-
Executive Vice President,
Director and Chief Operating
Officer (1)
----------------------------


(1) Mr. Hagen was appointed Chief Financial Officer on September 22, 1998. Mr. Irving was appointed Chief Operating Officer and to the Board of Directors on October 1, 1998.

(2) Includes compensation accrued but not paid. The total of accrued compensation as of 4/30/2000 is $145,297 for Mr. Hagen and $99,392 for Mr. Irving.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential Realizable Value At
                                                                      Assumed Annual Rates Of Stock
                                                                      Price Appreciation For Option
                                                                                Grant Date
                                   Individual Grants                     Term              Value
                                   -----------------                     ----              -----
                                               Percent of
                             Number Of            Total
                            Securities           Options/
                            Underlying         SARs Granted                            Expiration
                           Options/SARs        To Employees              Exercise Of      Date
           Name             Granted (#)       In Fiscal Year              Base Price     (S/Sh)
           ----             -----------       --------------              ----------     ------
Richard Hagen                    N/A
President, Chief Executive
Officer and Chairman
--------------------

Gary Irving                      N/A
Executive Vice President,
Director and Chief
Operating Officer
-----------------

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


We do not currently have any long-term incentive plans.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

The following table describes certain information regarding certain individuals who beneficially owned our common stock on August 14, 2000. In general, a person is considered a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

The individuals included in the following table are:

              (1) people who we know beneficially own or exercise voting or control over 5% or more of our common stock,

              (2) by each of our directors, and

              (3) by all executive officers and directors as a group.

              At April 30, 2000, we had 8,606,210 shares of common stock outstanding


                                                                    No. of Shares               Percent of
        Name and Address or                                       of Common Stock               Beneficial
        Identity of Group(1)                                   Beneficially Owned (10)          Ownership
        --------------------                                   -----------------------          ---------
Richard Hagen, Director, Chairman, President,
  CFO and CEO                                                            225,000                  2.61%
Robert Guess, Vice President and Secretary                                 6,250                    *
Michael Smith, Vice President                                              2,500                    *
John DelMonte, Director                                                  125,000                  1.45%
Jeffrey Starke, Vice President and Director                              163,799                   1.9%
Gary Irving, Executive Vice President, COO and Director                  150,000                  1.74%
Frank Aliano, Vice President                                               6,250                    *
Linda Condon, Director of Finance
  and Treasurer                                                            1,073                    *
Sports Agent (2)                                                         515,000                  5.98%
All Executive Officers and Directors                                     679,987                  7.90%
  as a group (9 persons)

* Denotes less than 1% beneficial ownership.
-------------------------------------------

(1) Unless otherwise indicated, the address of each of the persons is 711-731 Washburn Road, Melbourne, FL 32934.

(2) Sports Agent - 4910 Blue Lake Drive, Suite 200, Boca Raton, Florida 33431



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

On May 9, 1997, pursuant to the terms of a purchase agreement American Quantum Cycles issued 301,786 shares of common stock to Doreen Cheal and 301,786 shares of common stock to Denise O'Brien in exchange for a prototype motorcycle and certain equipment required to manufacture and market the prototype motorcycle. The prototype motorcycle and related equipment was valued at $116,608. On April 9, 1998, Ms. Cheal and Ms. O'Brien returned an aggregate of 125,974 shares of common stock to us because they were overvalued.

On June 5, 1998, Robert Guess, Doug Paik, Jeff Starke and Jim Cheal returned an aggregate of 175,000 shares of common stock to us for the purpose of improving the capitalization of American Quantum Cycles.

In November 1998, Mr. Richard Hagen, Chairman, CEO, President, CFO and Director of American Quantum Cycles, and Mr. Gary Irving, Executive Vice President, COO and Director of American Quantum Cycles, were issued 225,000 and 150,000 shares of American Quantum Cycles common stock, respectively. Mr. Hagen and Mr. Irving voluntarily deferred salary to assist the Company during its development stage as partial compensation for their services and for the progress of the Company over the prior 12 months. The Board of Directors determined that it was in the best interest of the Company to grant these shares which were recorded as compensation expense.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K
                  --------------------------------------

      (a) The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

      (b) Reports on Form 8-K

            None.

      (c) Exhibits

 Exhibits          Description of Document
 --------          -----------------------

6.1 Line of Credit Agreement between Zannett Partners and American Quantum Cycles, Inc. dated March 27, 2000
6.2 Line of Credit Agreement between Goodbody International, Inc. and American Quantum Cycles, Inc. dated February 11, 2000
6.3 Motorcycle Distribution Agreement between Action Motorcycle Distribution Company and American Quantum Cycles dated April 3, 2000
27       Financial Data Schedule
----------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form 10-SB filed April 24, 1998 (File No. 000-24083).

                                    SIGNATURE
                                    ---------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this day of August 13, 2000.

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

SIGNATURE                                            TITLE                             DATE
---------                                            -----                             ----
                                                Chairman of the
                                                Board of Directors,
/s/Richard Hagen                                Principal Executive Officer,
----------------                                Principal Financial Officer        August 14, 2000
Richard Hagen                                   and President


/s/ Jeffrey W. Starke                           Vice President                     August 14, 2000
---------------------                           and Director
Jeffrey W. Starke

/s/ Gary Irving                                 Chief Operating Officer            August 14, 2000
----------------                                and Director
Gary Irving

/s/  Barbara Connors                            Director                           August 14, 2000
------------------
Barbara Connors

/s/  John DelMonte                              Director                           August 14, 2000
------------------
John DelMonte

/s/  A.J. Foyt                                  Director                           August 14, 2000
------------------
A.J. Foyt

/s/ Linda Condon                                Principal Accounting Officer       August 14, 2000
------------------                              and Treasurer
Linda Condon

                          AMERICAN QUANTUM CYCLES, INC.


                              FINANCIAL STATEMENTS
                                 APRIL 30, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
American Quantum Cycles, Inc.

         We have audited the accompanying balance sheet of American Quantum Cycles, Inc. as of April 30, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the three year period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Quantum Cycles, Inc. as of April 30, 2000, and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended April 30, 2000 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the entity's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ PRICHER AND COMPANY
                                            ------------------------------------


Orlando, Florida
August 14, 2000

                          AMERICAN QUANTUM CYCLES, INC.

                                  BALANCE SHEET

                             April 30, 2000 and 1999

                                                                                  2000                      1999
                                                                            ----------------         -----------------
      ASSETS

Current assets:
      Cash and cash equivalents                                             $        341,348         $          15,397
      Accounts receivable                                                             55,198                    94,439
      Other current assets                                                            23,926                    35,734
      Inventories                                                                  1,469,873                   791,084
                                                                            ----------------         -----------------
           Total current assets                                                    1,890,345                   936,654
                                                                            ----------------         -----------------

Property and equipment                                                             1,731,726                 1,666,661
      Less accumulated depreciation                                                  739,461                   331,630
                                                                            ----------------         -----------------
                                                                                     992,265                 1,335,031
                                                                            ----------------         -----------------

Other assets:
      Deposits                                                                        48,028                    45,555
      Licenses and intellectual rights, less accumulated
            amortization of $60,862 and $36,714                                      301,370                   325,518
                                                                            ----------------         -----------------
                                                                                     349,398                   371,073
                                                                            ----------------         -----------------

                                                                            $      3,232,008         $       2,642,758
                                                                            ================         =================

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                                      $                        $       1,149,882
      Accrued liabilities                                                            695,270                   921,835
      Current maturities of long-term debt                                            30,051                    15,558
      Current capital lease obligations                                               81,713                   147,560
      Lines of credit                                                              1,841,360                 1,093,893
      Notes payable                                                                2,125,000                 2,188,753
                                                                            ----------------         -----------------
           Total current liabilities                                               5,062,439                 5,517,481
                                                                            ----------------         -----------------

Capital lease obligations, less current maturities                                    54,716                    81,341
Long-term debt, less current maturities                                                                      1,386,418
                                                                            ----------------         -----------------
                                                                                      54,716                 1,467,759
                                                                            ----------------         -----------------

Stockholders' deficit:
      Common stock, par value $.001 per share; authorized
           12,500,000 shares, issued and outstanding
           8,606,210 and 2,300,586 shares                                              8,606                     2,301
      Preferred stock, par value $.001 per share; authorized
           2,500,000 shares, no shares issued
      Additional paid-in capital                                                  20,913,782                 5,076,353
      Deficit                                                                    (22,807,535)               (9,421,136)
                                                                            ----------------         -----------------
           Total stockholders' deficit                                            (1,885,147)               (4,342,483)
                                                                            ----------------         -----------------

                                                                            $      3,232,008         $       2,642,758
                                                                            ================         =================

                 See accompanying notes to financial statements
                        and independent auditors' report.

                          AMERICAN QUANTUM CYCLES, INC.

                             STATEMENT OF OPERATIONS

                   Years Ended April 30, 2000, 1999, and 1998.

                                                                 2000                   1999                    1998
                                                             ---------------         --------------         ---------------

Sales                                                        $     2,501,208         $      975,780         $       192,856
                                                             ---------------         --------------         ---------------

Cost and expenses:
    Cost of goods sold                                             2,415,716              1,539,728                 173,424
    General and administrative                                     3,501,620              5,144,615               2,453,062
                                                             ---------------         --------------         ---------------
                                                                   5,917,336              6,684,343               2,626,486
                                                             ---------------         --------------         ---------------

         Loss from operations                                     (3,416,128)            (5,708,563)             (2,433,630)
                                                             ---------------         --------------         ---------------

Other income (expense):
    Loss on disposition of  property and
          equipment                                                                                                 (13,956)
    Interest and other income                                         68,556                  1,724                   3,107
    Interest expense                                             (10,038,827)            (1,079,952)               (187,232)
                                                             ---------------         --------------         ---------------
                                                                  (9,970,271)            (1,078,228)               (198,081)
                                                             ---------------         --------------         ---------------

         Net loss                                            $   (13,386,399)        $   (6,786,791)        $    (2,631,711)
                                                             ===============         ==============         ===============

Loss per common share:

    Weighted average shares outstanding                            4,696,377              1,212,503                 501,961
                                                             ===============         ==============         ===============

    Net loss                                                 $        (2.850)        $       (5.597)        $        (5.243)
                                                             ===============         ==============         ===============

                 See accompanying notes to financial statements
                        and independent auditors' report.

                          AMERICAN QUANTUM CYCLES, INC.

                             STATEMENT OF CASH FLOWS

                   Years Ended April 30, 2000, 1999, and 1998

                                                                      2000                  1999                 1998
                                                                ---------------       ---------------       --------------
Cash flows from operating activities:
     Reconciliation of net loss to net cash used in
         operating activities:
     Net loss                                                   $   (13,386,399)      $    (6,786,791)      $   (2,631,711)
     Items not requiring (providing) cash:
         Loss on disposition of equipment                                                                           13,956
         Depreciation and amortization                                  431,979               293,293               75,051
         Issuance of common stock for compensation,
            services, and interest                                    5,984,363             3,069,270              304,409
         Bad debt                                                       (46,005)
         Amortization of discount                                       875,859
     Changes in assets and liabilities:
         Receivables                                                     39,241               (62,471)             (35,602)
         Inventories                                                   (678,789)              (27,926)            (763,158)
         Prepaid expenses                                                10,708                 7,208              (35,143)
         Other assets                                                    (1,373)               (4,855)             (40,700)
         Accounts payable                                              (860,837)              779,224              370,658
         Accrued liabilities                                             30,771               604,731              316,336
                                                                ---------------       ---------------       --------------
            Net cash used in operating activities                    (7,600,482)           (2,128,317)          (2,425,904)
                                                                ---------------       ---------------       --------------

Cash flows from investing activities:

     Capital expenditures                                               (65,065)           (1,017,162)            (615,950)
     Investment in licenses and intellectual rights                                                               (362,232)
                                                                ---------------       ---------------       --------------
            Net cash used in investing activities                       (65,065)           (1,017,162)            (978,182)
                                                                ---------------       ---------------       --------------

Cash flows from financing activities:

     Proceeds from issuance of notes payable                          3,446,360             2,488,519            2,317,500
     Repayment of notes payable                                      (3,168,397)              (54,661)            (221,770)
     Long-term borrowing                                                                                           175,159
     Repayment of long-term debt                                                                                   (12,994)
     Proceeds from issuance of common stock                           7,713,535               678,250              949,974
                                                                ---------------       ---------------       --------------
            Net cash provided by financing activities                 7,991,498             3,112,108            3,207,869
                                                                ---------------       ---------------       --------------

         Net increase (decrease) in cash                                325,951               (33,371)            (196,217)

         Cash, beginning of year                                         15,397                48,768              244,985
                                                                ---------------       ---------------       --------------

         Cash, end of year                                      $       341,348       $        15,397       $       48,768
                                                                ===============       ===============       ==============

                 See accompanying notes to financial statements
                        and independent auditors' report.

                          AMERICAN QUANTUM CYCLES, INC.

                             STATEMENT OF CASH FLOWS

                   Years Ended April 30, 2000, 1999, and 1998
                                   (Continued)

                                                                   2000                1999               1998
                                                             ----------------    ----------------    ---------------
Supplemental cash flow information:

     Amounts paid for:
         Interest                                            $      4,139,489    $        257,551    $         5,332
                                                             ================    ================    ===============

         Income taxes                                        $                   $                   $
                                                             ================    ================    ===============


Non-cash financing activities:

     Stock issued for:
         Interest                                            $      5,899,338    $      1,448,849    $        11,704
                                                             ================    ================    ===============

         Note payable conversions                            $      1,888,500    $                   $
                                                             ================    ================    ===============

         Consulting and other services                       $        342,365    $        913,760    $       340,210
                                                             ================    ================    ===============


                 See accompanying notes to financial statements
                        and independent auditors' report.

                          AMERICAN QUANTUM CYCLES, INC.

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                   Years Ended April 30, 2000, 1999, and 1998

                                                       Common Stock
                                                  -----------------------      Additional                          Total
                                                   Number of       Par         Paid-In                          Stockholders'
                                                    Shares        Value        Capital         Deficit            Deficit
                                                  -----------   ---------   -------------   --------------   -------------
Balance,  April 30, 1997                              225,000         225          29,022           (2,634)         26,613

Stock issued in exchange for equipment
  and services                                        315,269         315          94,694                           95,009

Private placement of common stock for cash             61,436          61         949,913                          949,974

Employee stock bonuses recorded as
  compensation expense                                 12,825          13         205,188                          205,201

Stock issued to a dealership for
  promotional expense                                   2,500           3          39,997                           40,000

Stock issued to lenders for interest on bridge
   loans                                                  731           1          11,703                           11,704

Net loss for the year ended April 30, 1998                                                      (2,631,711)     (2,631,711)
                                                  -----------   ---------   -------------   --------------   -------------

Balance,  April 30, 1998                              617,761         618       1,330,517       (2,634,345)     (1,303,210)

Private placement of common stock for cash             62,500          63         254,937                          255,000

Stock issued upon exercise of stock options           399,375         400         422,850                          423,250

Employee stock bonuses recorded as
  compensation expense                                375,350         375         706,285                          706,660

Stock issued in exchange for consulting
  and other services                                  237,350         237         913,523                          913,760

Stock issued to lenders for interest on bridge
  loans and lines of credit                           608,250         608       1,448,241                        1,448,849

Net loss for the year ended April 30, 1999                                                      (6,786,791)     (6,786,791)
                                                  -----------   ---------   -------------   --------------   -------------

Balance, April 30, 1999                             2,300,586       2,301       5,076,353       (9,421,136)     (4,342,482)

Secondary offering of common stock for cash         2,430,000       2,430       7,289,355                        7,291,785

Stock issued upon exercise of options                 205,625         206         421,544                          421,750

Stock issued for consulting and
  other services                                      147,243         147         342,218                          342,365

Stock issued to lenders for interest
  on bridge loans and lines of credit               2,909,660       1,376       5,640,622                        5,641,998

Stock issued to lenders for conversion of
  note principal and related interest.                613,096       2,146       2,143,690                        2,145,836

Net loss for the year ended April 30, 2000                                                     (13,386,399)    (13,386,399)
                                                  -----------   ---------   -------------   --------------   -------------

Balance,  April 30, 2000                            8,606,210   $   8,606   $  20,913,782   $  (22,807,535)  $  (1,885,147)
                                                  ===========   =========   =============   ==============   =============



                 See accompanying notes to financial statements
                        and independent auditors' report.

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

         Basis of presentation - For years prior to the fiscal year ended April 30, 1999 the Company was considered to be in the development stage. During the year ended April 30, 1999, the Company commenced planned operations, however, substantial efforts are still being made to raise capital, enter into dealership agreements and implement its business plan.

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


2        INVENTORIES

         Inventories at April 30, 2000 and 1999 are comprised as follows:


                             Description             2000         1999
               ----------------------------      ---------     ----------
               Finished goods                  $   100,702     $   27,573
               Work in process                     348,653         24,032
               Purchased raw materials           1,020,518        739,479
                                               ------------    -----------
                  Total inventory              $ 1,469,873     $  791,084
                                               ============    ===========


3        PROPERTY AND EQUIPMENT

         Property and equipment at April 30, 2000 and 1999 includes the following:

                         Description                             2000           1999
               ------------------------------------------    -----------     -----------
               Leasehold improvements                        $  613,742      $  559,742
               Manufacturing tools and equipment                255,999         251,159
               Office furniture, equipment and software         701,729         696,055
               Vehicles                                         160,256         159,705
                                                             -----------     -----------
                     Total                                   $1,731,726      $1,666,661
                                                             ===========     ===========

         Depreciation expense for the years ended April 30, 2000, 1999 and 1998 amounted to $407,831, $269,144 and $62,486, respectively.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements



4        LICENSES AND INTELLECTUAL PROPERTY

         Licenses and intellectual property are comprised of the following:


         Proprietary technology license                         $ 235,000
         Intellectual property rights                             127,232
                                                                ---------
                                                                  362,232
         Less accumulated amortization                            (60,862)
                                                                ----------
                                                                $ 301,370
                                                                =========

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

5        NOTES PAYABLE AND LINES OF CREDIT

         Notes payable at April 30, 2000 consist of:

         10% Subordinated Notes - The Company issued nine unsecured promissory notes dated March 30, 1998 to individuals providing bridge loan financing. The aggregate principal balance of the notes at April 30, 1999 was $700,000 with interest payable at 10% at maturity (originally September 30, 1998). The terms of the loan agreements provided for the Company to issue a total of 35,500 shares of common stock to the note holders at maturity in order to obtain a favorable interest rate and repayment terms. Additional interest expense (equal to the fair value of the common stock to be issued minus the conversion price) was recognized over the term of the loans. In 2000, the note holders converted the notes and accrued interest thereon into common stock at a conversion price of $3.50 per share. The note holders also received two common stock warrants for each share of common stock received upon conversion

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

5        NOTES PAYABLE AND LINES OF CREDIT (continued)

         Convertible Debentures - The Company has issued two separate series of unsecured convertible notes to investors:

         Beginning in October 1997, the Company issued forty 8% Subordinated Notes, for an aggregate of $1,524,500. The notes were scheduled to mature one year from date of issue and were convertible at $8.00 per share. Interest was also convertible at the same rate as the principal, at the discretion of the note holder. As of April 30, 1999 the outstanding principal balance of these notes was $1,327,000. In 2000, note holders of $821,500 of the outstanding notes agreed to convert the notes and accrued interest thereon into common stock at a conversion price equal to the offering price of $3.50 per share and also received one common stock warrant for each share of common stock to be received upon conversion. The remaining note holders representing $505,500 of the outstanding notes were repaid in cash during 2000.

         Beginning in April 1998, the Company issued twenty-seven 7% Subordinated Notes, for an aggregate of $549,500. The notes were scheduled to mature one year from the date of issue and were convertible at $8.00 per share. Interest was payable in cash or convertible at the same rate as the principal, at the discretion of the Company. A warrant was attached at 10% above the final price of a proposed stock offering ($3.50 per share.). As of April 30, 1999 the outstanding principal balance of these notes was $517,000. The note holders of $367,000 of the outstanding notes subsequently converted the notes and accrued interest thereon into common stock at a conversion price of $3.50 per share and also received one common stock warrant for each share of common stock received upon conversion. Note holders representing the remaining $150,000 of the outstanding notes were repaid in cash during 2000.

         Senior Promissory Notes - Between November 1998 and January 1999 the Company issued thirty-five units at a price of $25,000 per unit. Each unit consisted of a non-interest bearing, unsecured $25,000 senior promissory note and common stock warrants for a number of shares of stock determined by dividing $12,500 by $3.50. The warrants are exercisable $3.50 per share. The outstanding principal balance of the senior promissory notes at April 30, 1999 was $870,000 which was repaid in 2000.

         8% Subordinated Demand Notes - Between January and April 1999 the Company issued seven unsecured 8% subordinated demand notes for an aggregate principal amount of $587,000. As of April 30, 2000, $325,000 of these notes remain outstanding.

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements

5        NOTES PAYABLE AND LINES OF CREDIT (continued)

Lines of Credit at April 30, 2000 consist of:

         Investor Group Line of Credit - In March 2000 the Company contracted with a group of individuals for an unsecured line of credit in the aggregate amount of $1,500,000. The loans bear interest at 10% per annum. Principal and interest are payable on December 27, 2000.

         Institutional Line of Credit - During 2000, the Company entered into a $750,000 line of credit. The loan is secured by inventory and accounts receivable. Borrowing under the agreement is based on firm purchase orders for motorcycles received by the Company. As of April 30, 2000, the Company had drawn $341,360 on this line of credit.

Outstanding notes payable and lines of credit as of April 30, 1999 are summarized as follows:

         10% Subordinated Notes                               $ 1,425,000
         8% Subordinated Notes                                    125,000
         Other Notes                                              280,051
         8% Subordinated Demand Notes                             325,000
         Lines of Credit                                        1,841,360
                                                              ------------

         Total notes payable and lines of credit               $ 3,996,411
                                                               ===========

         The shares of common stock issued to note holders and line of credit lenders, as discussed above, were valued at the market value at the date of issue. The value of the shares, which aggregated $1,448,850, was recorded as a discount from the face value of the related debt and was amortized over the term of the debt using the interest method

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

         The following is an analysis of the leased assets included in property and equipment as of April 30, 2000:

         Telephone equipment                                    $  16,452
         Computer equipment                                       255,611
         Machinery and production equipment                        41,479
                                                               -----------
                                                                  313,542
         Less accumulated amortization                            (35,531)
                                                               ----------
                                                                $ 278,011
                                                                =========

         The following is a schedule of future minimum payments required under the leases together with their present value as of April 30, 2000:

                     Year ending
                      April 30,                                      Amount
                 --------------------                              -----------
                        2001                                       $   92,945
                        2002                                           52,667
                        2003                                            5,874
                        2004
                                                                  -----------
                        Total minimum lease payments                  151,486
                        Less amount representing interest             (15,057)
                                                                   -----------
                        Present value of minimum lease payments    $  136,429
                                                                   ===========

         Operating leases - The Company leases its administration and production facilities under noncancelable operating leases with terms of four years expiring in February, 2002. The Company is also responsible for real estate taxes on the leased facilities. Rent expense under operating leases was $69,756 and $69,756 for the years ended April 30, 2000 and 1999, respectively. The following is a schedule of future minimum lease payments required under operating leases:

                         Year ending
                          April 30,                                  Amount
                     --------------------                           --------
                            2001                                    $ 69,756
                            2002                                    $ 58,130

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


8        CONTINGENCIES

         The Company has suffered recurring losses since its inception and at April 30, 2000 has an accumulated deficit of $22,807,535 and a working capital deficiency of $3,172,094. As described in note 5, the Company has negotiated with its lenders to convert certain loans to common stock and stock warrants. A proposed stock offering of shares of the Company's common stock is expected to provide sufficient net proceeds to repay all obligations and provide working capital to sustain operations until such time as positive cash flow and profits can be generated.

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

         Management believes that it will be successful in completing a stock offering and achieving profitable operations, however, there is no assurance that such efforts will be successful.

9        SECURITY TRANSACTIONS

         Following is a summary of security transactions during the years ended April 30, 2000 and 1999:

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

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


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

11       INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ( "SFAS No. 109 "). SFAS No. 109 requires that the Company use the liability method which attempts to recognize the future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

         At April 30, 2000, the Company has net operating loss carryforwards totaling approximately $22,800,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the accompanying financial statements, however, because the Company believes there is at least a 50% chance that the carryforwards will expire unused. Accordingly, a $9,120,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. During the years ended April 30, 2000 and 1999, the valuation allowance increased by $5,360,000and $2,720,000, respectively.

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

                          AMERICAN QUANTUM CYCLES, INC.

                          Notes to Financial Statements


13       STOCK OPTIONS (continued)

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