Form 10QSB
period 2000-07-31
AMERICAN QUANTUM CYCLES INC
filed 2000-09-19
CIK 1041970

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                        Quarterly Report Under Section 13
                     of the Securities Exchange Act of 1934


For the quarter ended July 31, 2000

Commission file number 0-24083


                          AMERICAN QUANTUM CYCLES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                           59-2651232
------------------------------                        --------------------------
(State or other jurisdiction of                           ( I.R.S. Employer
incorporation or organization)                           Identification number)

731 Washburn Road
Melbourne, Florida                                             32934
-------------------------------------                   -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (407) 752-0008
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

                           Yes  X           No
                              ----             ----

Common stock outstanding at July 31, 2000 was 9,087,058 shares.

                          AMERICAN QUANTUM CYCLES, INC.
                                  BALANCE SHEET

                                                                  July 31, 2000           April 30, 2000
                                                                    (unaudited)
                                                                  ------------             ------------
         ASSETS
Current assets:
         Cash and cash equivalents                                $    141,035             $    341,348
         Accounts receivable                                            45,229                   55,198
         Other current assets                                           26,864                   23,926
         Inventories                                                 1,707,727                1,469,873
                                                                  ------------             ------------
              Total current assets                                   1,920,855                1,890,345
                                                                  ------------             ------------

Property and equipment                                               1,744,399                1,731,726
         Less accumulated depreciation                                 839,584                  739,461
                                                                  ------------             ------------
                                                                       904,815                  992,265
                                                                  ------------             ------------
Other assets:
         Deposits                                                       47,528                   48,028
         Licenses and intellectual rights, less accumulated
         amortization of $66,899 and $60,862                           295,333                  301,370
                                                                  ------------             ------------
                                                                       342,861                  349,398
                                                                  ------------             ------------

                                                                  $  3,168,531             $  3,232,008
                                                                  ============             ============



         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                         $    302,289             $    289,045
         Accrued liabilities                                           901,176                  695,270
         Current maturities of long-term debt                           27,549                   30,051
         Current capital lease obligations                              81,713                   81,713
         Lines of credit                                             1,841,360                1,841,360
         Notes payable                                               4,243,250                2,125,000
                                                                  ------------             ------------
              Total current liabilities                              7,397,337                5,062,439
                                                                  ------------             ------------

Capital lease obligations, less current maturities                      37,541                   54,716
Long-term debt, less current maturities                                      0                       --
                                                                  ------------             ------------
                                                                        37,541                   54,716
                                                                  ------------             ------------
Stockholders' Equity:
         Common stock, par value $.001 per share; authorized
         12,500,000 shares, issued and outstanding
         9,087,058 and 8,606,210 shares                                  9,107                    8,606
         Preferred stock, par value $.001 per share; authorized
         2,500,000 shares, no shares issued
         Additional paid-in capital                                 21,534,341               20,913,782
         Deficit                                                   (25,809,795)             (22,807,535)
                                                                  ------------             ------------
              Total stockholders' equity/deficit                    (4,266,347)              (1,885,147)
                                                                  ------------             ------------

                                                                  $  3,168,531             $  3,232,008
                                                                  ============             ============



                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF OPERATIONS



                                                 Three months ended          Three months ended
                                                   July 31, 2000                July 31, 1999
                                                 ------------------          ------------------

Sales                                              $   782,729                 $   343,700
                                                   -----------                 -----------

Cost and expenses:
   Cost of goods sold                                  853,658                     370,151
   General and administrative                        2,078,777                     580,504
                                                   -----------                 -----------

                                                     2,932,435                     950,655
                                                   -----------                 -----------

   Loss from operations                             (2,149,706)                   (606,955)
                                                   -----------                 -----------

Other income (expense):
   Interest and other income                             1,138                         154
   Interest expense                                   (853,691)                    (34,768)
                                                   -----------                 -----------

                                                      (852,553)                    (34,614)
                                                   -----------                 -----------

   Net loss                                        $(3,002,259)                $  (641,569)
                                                   ===========                 ===========

Loss per common share:

   Weighted average shares outstanding               8,478,117                   2,027,650
                                                   ===========                 ===========

   Net loss                                        $    (0.036)                $    (0.316)
                                                   ===========                 ===========









                 See accompanying notes to financial statements.

                          AMERICAN QUANTUM CYCLES, INC.
                             STATEMENT OF CASH FLOWS




                                                                                        Three months ended       Three months ended
                                                                                          July 31, 2000              July 31, 1999
                                                                                         -----------------        -----------------
Cash flows from operating activities:
   Reconciliation of net loss to net cash
   used in operating activities:
   Net loss                                                                                   $(3,002,259)              $  (641,569)

   Items not requiring (providing) cash:
   Depreciation and amortization                                                                  106,160                    85,449

   Changes in assets and liabilities:
   Receivables                                                                                      9,969                  (179,617)
Inventories                                                                                      (237,854)                   (2,982)
   Prepaid expenses
   Accounts payable                                                                               103,244                    63,890
   Accrued liabilities                                                                            205,906                   343,115
                                                                                              -----------               -----------
   Net cash used in operating activities                                                          181,388                  (331,714)
                                                                                              -----------               -----------

Cash flows from investing activities:
   Capital expenditures                                                                           (15,611)                  (43,618)
   Investment in licenses and intellectual rights                                               _________                 _________

   Net cash used in investing activities                                                          (15,611)                  (43,618)
                                                                                              -----------               -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                      4,112,371                   284,181
   Repayment of notes payable                                                                  (1,493,700)
   Repayment of long-term debt                                                                     (2,502)
   Proceeds from issuance of common stock
   Proceeds from exercise of options                                                               20,000                   127,500
                                                                                              -----------               -----------
   Net cash provided by financing activities                                                    2,636,169                   411,681
                                                                                              -----------               -----------

   Net increase (decrease) in cash                                                               (200,313)                   36,286

   Cash, beginning of period                                                                      341,348                    15,397
                                                                                              -----------               -----------
   Cash, end of year                                                                          $   141,035               $    51,683
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

Income taxes - Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The differences relate primarily to depreciable assets (using accelerated depreciation methods for income tax purposes), the allowance for doubtful accounts (deductible for financial statement purposes but not for income tax purposes), stock-based compensation, and net operating loss carryforward.

Concentration of credit risk - The Company occasionally maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

1             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
                                                          ---------

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

2                 INVENTORIES

Inventories at July 31, 2000 and April 30, 2000 are comprised as follows:

               Description                                         July 31, 2000            April 30, 2000
               -----------                                         -------------            --------------
               Finished goods                                 $                0              $    100,702
               Work in process                                           315,079                   348,653
               Purchased raw materials                                 1,392,648                 1,020,518
                                                                 ===============             =============

               Total inventory                                        $1,707,727                $1,469,873
                                                                  ==============              ============



3        NOTES PAYABLE AND LINES OF CREDIT

Notes Payable - Since April 30, 2000 the company has issued notes payable through a short-term 10% note program and a longer term 6% note program for cash flow purposes and to help cover the costs of ramp-up of production and the labor costs of training for both the Melbourne factory ramp-up and the new program at the Southbay facility in conjunction with Wackenhut and the State of Florida. Through these programs the company has issued notes during the quarter of $4,112,371. The company has paid back $1,493,700 of a combination of the notes existing at April 30, 2000 and the new short-term notes. The balance of notes payable at July 31, 2000 is $4,243,250.

Lines of Credit at July 31, 2000  -
          Investor Group Line of Credit - In March 2000 the Company contracted with a group of individuals for an unsecured line of credit in the aggregate amount of $1,500,000. The loans bear interest at 10% per annum. Principal and interest are payable on December 27, 2000.

         Institutional Line of Credit - During 2000, the Company entered into a $750,000 line of credit. The loan is secured by inventory and accounts receivable. Borrowing under the agreement is based on firm purchase orders for motorcycles received by the Company. As of July 31, 2000, the Company had drawn $341,360 on this line of credit.

4        CONTINGENCIES

         The Company has suffered recurring losses since its inception and at April 30, 2000 has an accumulated deficit of $25,809,795. The Company has negotiated with its lenders to convert certain loans to common stock and stock warrants. A proposed stock offering of shares of the Company's common stock is expected to provide sufficient net proceeds to repay all obligations and provide working capital to sustain operations until such time as positive cash flow and profits can be generated.

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

5        PREFERRED STOCK

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

6        INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ( "SFAS No. 109 "). SFAS No. 109 requires that the Company use the liability method that attempts to recognize the future tax consequences of temporary differences between the book and tax bases of assets and liabilities.

         At April 30, 2000, the Company has net operating loss carryforward totaling approximately $22,800,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the accompanying financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, a $9,120,000 tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. During the years ended April 30, 2000 and 1999, the valuation allowance increased by $5,360,000and $2,720,000, respectively.

         The expected tax benefit that would result from applying federal statutory tax rates to the pretax loss differs from amounts reported in the financial statements primarily because of the increase in the valuation allowance. The company paid no income taxes since its inception.

7        LOSS PER COMMON SHARE

         Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. All share and per share data, except shares authorized, have been retroactively adjusted to reflect a 1,000 for 1 stock split effective March 25, 1997 and a 4 for 1 reverse stock split effective June 3, 1999.

8        STOCK OPTIONS

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
                                                     =======

         In addition to the 75,000 options exercised by GFC, an additional 324,375 options were exercised during the year ended April 30, 1999. As of April 30, 1999 the following options are exercisable:

         Exercise Price                     Number of Options

            $  2.00                                  103,125
            $  2.80                                  101,250
            $  3.20                                  225,000
            $  4.00                                  190,000
            $16.00                                    62,500
                                                      ------

         Total options exercisable                   681,875
                                                     =======

9        COMPREHENSIVE INCOME

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

Plan of Operation

The Company and American Motorcycle Company (AMC), a Delaware Corporation, announced an agreement to merge their business operations in late August. The new organization will operate as American Motorcycle Company, with headquarters in Washington, DC. The Company will continue listing on the AMEX under its current symbol, AFV. As part of the agreement, Murray Smith, Chairman & Chief Executive Officer of AMC, will assume the position of Chairman of merged American Motorcycle Company with primary responsibility for mergers/acquisitions and brand development. Richard Hagen, Chief Executive Officer of the Company, will be the amalgamated company's Chief Executive Officer.

As a result of the merger:

     o Gary Irving will continue in his position as Chief Operating Officer and will take direct responsibility for Strategic Development, Information Technology/Services and e-commerce initiatives.

     o Rick Block will serve as President of American Motorcycle International. Mr. Block was the court-appointed receiver who consolidated the global trademark rights to Indian Motorcycle before selling it to its current owners. Mr. Block's primary responsibility is the management of global trademark and licensing activity.

     o Lionel Mercier will server as Vice President responsible for motorcycle design, production and sales. Mr. Mercier has over 20 years of diverse experience in senior management positions, most recently as Vice President Of Indian Motorcycle where he designed the new Chief motorcycle and was responsible for establishing Indian's authorized dealer network.

The American Motorcycle brand name was first established in 1902. The original corporate logo is what ties the new American Motorcycle Company to 100 years of American motorcycle history. The Company has initiated a brand development and licensing program aimed at leveraging historical trademarks, icons and other intellectual property from the original American Motorcycle Company. The Company has also launched a new product development strategy leveraging its original 4-Valve engine in a number of new motorcycle models.

The Company has invested time and resources during the Quarter (Q1 FY'01) toward the design and testing of two additional motorcycle models that will be part of the annual new model release in the Fall of 2000 (FY'01). These are the Hardtail and ProStreet models. American Motorcycle's HardTail will be targeted at the entry-level rider, or riders that currently own a large touring bike and want a small, agile hot-rod for cruising around town. American Motorcycle's HardTail will sport a very compact chassis, produced using large diameter tubing for a heavy, tough, industrial look. Wheels will be 21 inches up front and a fat 18-inch tire in the rear. The HardTail will give American Motorcycle an entry-level model that supports lower pricing and broadens the appeal to the younger demographic market.

The ProStreet is a stylish, racy version of the Cruiser that fills an empty market niche that today is only supplied by small custom motorcycle makers and corresponding high prices ($25k - $50k). A ProStreet Cruiser is low and long, with 18 inch wheels and a monster back tire, a stretched out riding position due to a stretched frame, and one piece fuel tank. At the present time, if a customer wanted a ProStreet they would have to build it themselves or contract with an expensive custom bike builder. The American Motorcycle ProStreet, when it is introduced in the Fall of 2000 is expected to be the first production Pro Street in the motorcycle market.

Prototypes of the HardTail and ProStreet have been developed in July and have entered extensive testing in August of 2000. These two new models are expected to broaden American Motorcycle's appeal to a wider range of dealers and should play a key role in expanding Quantum's Dealer network to well over 150 dealers.

American Motorcycle will also invest in developing additional accessories for its popular Touring motorcycle. Such accessories will include a wider choice of windshields, a wider choice of "two-up" seats with back rests for the second rider, a half-fairing, a third saddlebag that would attach to the seat rest (or "sissybar") and an active cruise-control system.

American Motorcycle has made significant investments in plant and equipment throughout FY00 and increased staff substantially. American Motorcycle has accomplished plant production capacity to achieve most of its FY01 production goal of 1000 motorcycles. Additional investment in equipment will be required to increase production capacity from the present (September 18, 2000) 100 per month to the 200 per month required to meet the FY01 objectives. This investment will be significantly less than that made in FY00. Additional investment in equipment will be required to bring the Wackenhut facility into full operation. This is a key to accomplish the targeted reduction in cost-of-goods. Investment in the plant includes manufacturing equipment, material-handling equipment along with computer hardware and software (enterprise resource planning software including integration with our dealer oriented Intranet). During this same period, our headcount (number of full time employees) is projected to increase to slightly over 100.

American Motorcycle had increased staff to 81 at the end of August reflecting the industry seasonal buying peak from February through August. In early September, twelve persons were let go, ten of whom were part-time or seasonal employees as the motorcycle market went into its off-season. This use of part-time employees and seasonal adjusting of manpower will become part of the Company's tactic to manage costs through the seasonal peaks and valleys of the motorcycle market.

American Motorcycle will launch a marketing and advertising campaign in the second Quarter of FY01 with a focus on direct marketing in Dealer tradezones. Direct marketing techniques such as direct mail and telesales will be used, but the primary emphasis will be on Internet advertising through targeted email. This retail focused advertising campaign is expected to generate the consumer demand that will buy the products produced by the increased production capacity.

Results of Operation

American Motorcycle has transitioned from a development stage company into a full production company. The Company was originally incorporated on March 20, 1986 as "Norbern, Inc." and was inactive until March 1997 when it began developing and implementing its business and financing plans. On May 8, 1997 Norbern, Inc. changed its name to American Quantum Cycles, Inc. and its fiscal year end to April 30.

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

Revenues in the Quarter ending July 31, 2000 (Q1 FY'01) of $782,729 resulted from the sale of 43 motorcycles. Cost of goods of $853,658 produced a gross profit of ($69,791). Operating expenses of $2,078,777 produced an operating loss of ($2,149,706). Comparing these financial metrics to Q1 of the prior fiscal year (FY'00) reflects the evolution of the Company from small volume production to American Motorcycle's rampup for full volume production: revenue improved by $439,029 ($782,729 for Q1 FY01 vs. $343,700 for Q1 FY00) or an improvement of
128%; operating expenses increased by $1,498,273 ($2,078,777 for Q1 FY01 vs. $580,504 for Q1 FY00); and operating losses increased by $1,541,751 ($2,149,706 for Q1 FY01 vs. $606,955 for Q1 FY00). An increase in cost-of-goods by $483,507 ($853,658 for Q1 FY01 vs. $370,151 for Q1 FY00) was largely the result an increase in direct labor from a larger production staff that had been hired and trained for larger production volumes. This staff has been trimmed as American Quantum entered the off-season in September of 2000. The increase in operating expenses reflect a number of one-time expenses such as the cost of planning, negotiating and executing the merger with American Motorcycle Company. A one time, non-cash interest expense of $853,691 was recognized for shares and exercised warrants/options that had been awarded as incentives for notes paid back during the period. This contributed to a net loss before taxes of ($3,002,259).

We began the FY'00 with 28 Dealers and closed the fiscal year with 65 Dealers in 34 states. Each Dealer signs an agreement committing them to buy a minimum of 10 motorcycles the first year, 20 the second and 30 for each year thereafter. There were 59 Dealers as of September 12, 2000 reflecting a trim of a number of small Dealers in small markets and Dealers who failed to purchase their minimum number of motorcycles.

In order to successfully deliver the motorcycles that have been ordered by the Dealers, American Motorcycle will need to improve the facilities, refine production processes, add to production staff, and insure continued and smooth flow of proper parts and implement effective quality controls. There is no guarantee that the management team will be able to implement this required production increase in the 3-6 month time frame necessary for timely delivery of motorcycles against outstanding orders. Risks that could prevent successful delivery of motorcycles include:

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

Liquidity and Capital Resources

American Motorcycle has been investing heavily in plant, equipment and parts inventory. As part of its funding and financing during FY00, American Motorcycle issued a number of notes and secured two lines of credit. These are expected to be paid back during FY01 and are presently carried on the balance sheet (as of July 31, 2000) as current liabilities. American Quantum's note program offered 8
- 10% interest with premiums depending upon the amount loaned and the length of term of the loan. Lengths of terms of notes issued have varied from 60 to 180 days. As of July 31 2000, American Quantum was carrying $4,243,250 in unpaid notes from this program.

During the fiscal year, American Quantum signed a secured line of credit for $750,000 with Goodbody International for the procurement of motorcycle parts. Draws on this line of credit are based on purchase orders from Dealers. Principal and interest are to be paid from funds received from the sale of motorcycles. The Goodbody line of credit was drawn down upon in full and then partially repaid with interest during FY00. An additional line of credit from Goodbody was signed for a maximum draw down of $600,000 at any point in time. This maximum can be drawn down for parts purchases for slightly over 3 times for a total LOC value of $1.9 million. As of September 1, 2000, the first $600,000 had been drawn down.

In order to meet its financial needs, the Company is pursuing a private financing. There is not assurance that the Company will be successful in obtaining the financing.

Part II

Item 1 - Legal Proceedings

A lawsuit had been entered in the State of Maryland against the Company by Anchor Capital for repayment of monies from a Line of Credit and fulfillment on registration of stock incentives. All principal and interest have been repaid to Anchor Capital as of January 2000. A settlement has been negotiated and is expected to be executed in September 2000. All court proceedings have been stayed as a result of the pending settlement. A non-material settlement and resolution is expected by the management of American Motorcycle before the end of October 2000.

Item 2 - Change in Securities - none

Item 3 - Defaults in Senior Securities - none

Item 4 - Submission of Matters to a Vote of Security Holders - none

Item 5 - Other Information - none

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits - Data Sheet
(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ending July 31, 2000.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as both a duly authorized officer and as the principal financial officer by the Registrant.

                                       AMERICAN QUANTUM CYCLES, INC.




Date:  September 19, 2000              By: /s/  Richard K. Hagen
       ------------------                  ---------------------
                                           Richard K. Hagen
                                           Chief Executive Officer,
                                           Chief Financial Officer and President
                                           Officer of Registrant